Form 10-K
period 2022-12-31
Cyber Enviro-Tech, Inc.
filed 2023-03-31
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 333-267560

Cyber Enviro-Tech, Inc.

(Exact name of registrant as specified in its charter)

Wyoming	86-3601702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6991 E. Camelback Road,

Sute D-300

Scottsdale, AZ 85234

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (307) 200-2803

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x☐x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

At December 31, 2022 there were 115,914,283 shares of the registrant’s Common Stock issued and outstanding.

Cyber Enviro-Tech, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2022

Explanatory Note

In this Annual Report on Form 10-K, Cyber Enviro-Tech, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business – OVERVIEW OF OUR COMPANY

Our Company

CYBER ENVIRO-TECH, INC. ("the Company", "CETI") was incorporated in the state of Wyoming on April of 1992 ("Inception").

We are an exploration stage company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We currently own the mineral rights to a 479- acre, 33-well, Pilot Oil Field located in Callahan County, Texas. These rights were secured from D-Bar Leasing, Inc, formerly owned by Mr. Danny Hyde.

GENERAL OVERVIEW

Form and year of organization;

Cyber Enviro-Tech, Inc., also referred to as “CETI” and the “Company”, was founded in the State of Wyoming as Biolectronics, Corp. in April 1992.

Bankruptcy, receivership;

The company has never filed Bankruptcy or been involved in any receiverships or similar proceedings

Material reclassification;

Cyber Enviro-Tech, Inc - CURRENT.

NexGen Holdings Corp - Until April 30, 2021

WindPower Innovations, Inc. until January 2014

Educational Services International, Inc. until November 2009

Bio-Life Systems, Inc. until November 2001

Biolectronics, Corp. to April 1992

Business of the Cyber Enviro-Tech, Inc.;

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We do this by integrating technologies to include cyber, aerospace, satellite, industrial and AI engineering telemetry. Our water filtration, waste water and alternative energy systems will have neural sensors, controls and networks - all connected to a cellular device.

There are 26 oil wells on our Pilot Oil Field and when funds become available the Company will change over the old pumper jack systems to CETI’s current system.

The Company is reviewing its next project where CETI would complete its oil field water filtration system and put the system into use on the Pilot Oil field in Callahan County. At this time, CETI has not put its water filtration system into place at any location nor has it entered into any contracts with operators to put the water filtration system into the field.

Our focus for the current fiscal year will be on further developing oil production on 479-acre Pilot Oil Field in Callahan County, Texas.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of January 11, 2023 the company has not employed any individuals or companies for its B2B Sales Strategy.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issue that exists anywhere in the world. The markets envisioned for the CETI water filtration system when funds permit would be both domestic (U.S.) and global.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the oil industry. expansion of operations; a change to or changes to government regulations; a general economic slowdown; a significant decrease in the price of West Texas Intermediate crude. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

Research and Development

We have invested $20,000 in research and development of perforation procedures as well as approximately $1.6 million in getting our Pilot Oil Field project (the Alvey Ranch) back into production. Both of these costs have been capitalized.

Personnel

As of December 31, 2022, we have no employees but the Company does have 8 full-time and part-time consultants. .

Item 1A. Risk Factors.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 6991 E. Camelback Road, Suite D-300, Scottsdale, AZ 85251. We rent an executive office at the cost of $125/month and it is rented on a month-to-month basis. The directors and officers of the company generally work from their home offices.

On February 10, 2021, CETI entered into an agreement with Danny Hyde, former operator of the Alvey Ranch oil field, to take over as the operator of record. Danny Hyde died during 2021 and at the end of 2021, we renegotiated with the Estate of Danny Hyde (“EDH”) where CETI is to receive a higher percentage of the Working Interest (gross revenue less royalty payments to the landowners). Of the 100% working interest under the December 31, 2021 Agreement between EDH and CETI, EDH receives 18.75% less its share of all operating costs, taxes, shipping and other expenses associated with the rework, production and delivery of oil from the existing wells on the Alvey Oil Field. Said 18.75% working interest is to be paid in perpetuity. The remaining 81.25% working interest is to be paid to CETI less its share of taxes, shipping and other expenses associated with the rework, production and delivery of oil from the existing wells on the Alvey. For any new wells put into production by CETI, the working interest to EHD, less all its expenses, is 5%.

In addition to the working interest payments due EDH from well production, EDH will receive $450,000 to be paid in installments. As of December 31, 2022, the remaining amount owed is $343,500.

Our focus for the current fiscal year will be on further locating and developing new working interest opportunities, while continuing to pursue acquisition of new leases and/or existing oil and gas wells which have potential for production based on the addition of our water filtration system, if revenues warrant.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for listing on the OTC Bulletin Board under the symbol CETI on October 6, 2020.   As of December 31, 2022, there were 429 active shareholders and the total shares outstanding of 115,914,283. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2022	HIGH	LOW
Fourth Quarter	$0.42	$0.20
Third Quarter	$0.60	$0.20
Second Quarter	$0.85	$0.40
First Quarter	$1.27	$0.06

Fiscal Year Ended December 31, 2021	HIGH	LOW
Fourth Quarter	$0.12	$0.04
Third Quarter	$0.23	$0.03
Second Quarter	$0.38	$0.15
First Quarter	$0.64	$0.20

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction before the sale.

Our shares are subject to rules applicable to "penny stock" which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

Dividend Policy

We have not paid or declared any cash dividends on our common stock in the past and do not foresee doing so in the foreseeable future.  We intend to retain any future earnings for the operation and expansion of our business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of our Company, our general financial condition and other factors deemed pertinent by our Board of Directors.

Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
2/24/2021	New	123,457	Common	0.097	Lester Black	Cash	Restricted
3/18/2021	New	14,286	Common	0.350	Frank Kigenyi	Cash	Restricted
3/20/2021	New	14,286	Common	0.350	Ramonte Parea Hackman	Cash	Restricted
3/22/2021	New	28,572	Common	0.350	Lenora Rodriguez	Cash	Restricted
3/25/2021	New	14,286	Common	0.350	Ernest Bevans	Cash	Restricted
4/5/2021	New	14,286	Common	0.350	Vanessa DeMattei	Cash	Restricted
5/4/2021	New	50,000	Common	0.200	Greg Hebert	Grant fee	Restricted
9/27/2021	New	144,033	Common	0.097	Lester Black	Cash	Restricted

2/25/2022	New	3,000,000	Common	0.078	Markham and ML Broughton RT, Markham Broughton	Cash	Restricted
2/25/2022	New	750,000	Common	0.133	Gary E. Smith Living Trust, Gary Smith	Cash	Restricted
12/31/22	New	400,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
12/31/22	New	42,000	Common	0.457	Malcolm Mcquire	Services	Restricted

Securities authorized for issuance under equity compensation plans

The Company has not reserved any securities for issuance under equity compensation plans for any officers, directors or any beneficial owners.

On November 21, 2022 the company entered into a consulting agreement with Axiom Group (Joseph Isaacs, sole Officer and director) for professional services wherein the Company paid Axiom Group (Joseph Isaacs) 950,000 common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Holders of Record

As of December 31, 2022, there were 429 record holders and 370 as of December 31, 2021, of the Company’s common stock.

Item 6. Selected Financial Data.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationship with our existing and potential future customers, and, our ability to maintain a level of investment that is required to remain competitive. Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of our key personnel and other risks associated with competition.

GENERAL OVERVIEW

Business Background

CYBER ENVIRO-TECH, INC. is a publicly held Wyoming oil and water filtration technology company that designs water purification solutions for commercial applications and industries

Our principal executive office is located at Cyber Enviro-Tech, Inc., 6991 E. Camelback Road, Suite D-300, Scottsdale, Arizona 85251. Our telephone number is 866 687-6856. Our Internet site is located at: www.cyberenviro.tech. We maintain our statutory registered agent's office at Registered Agents Inc. 30 N Gould St Ste R Sheridan, WY 82801 USA Telephone Number. (307) 200-2803

June 12, 2020, the District Court of Laramie County, Wyoming appointed Benjamin Berry of Synergy Management Group LLC (“Synergy”) as custodian of the Company.

On September 3, 2020, Synergy and Global Environmental Technologies, Inc. (“Global”), entered into a Securities Purchase Agreement, whereby Synergy sold its one share of Special Series A preferred stock and one-half share of Series C preferred stock to Global Environmental Technologies, Inc.

On September 23, 2020, the Company entered into a share exchange agreement with Global Environmental Technologies, Inc., (“Global”) a Wyoming corporation. Per the terms of the agreement, NexGen exchanged thirty-five shares of common stock for one share of Global.

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings to Cyber Enviro-Tech, Inc.

April 29, 2021, was the Announcement Date for the Company to do a reverse stock split of 1:20 and the Market Effective date was April 30, 2021.  The symbol for Cyber Enviro-Tech, Inc. is CETI. All numbers in this 10-K have been retroactively restated to reflect the reverse split.

DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our pilot project is an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. These rights were secured from D-Bar Leasing, Inc, formerly owned by Mr. Danny Hyde.

GENERAL OVERVIEW

Form and year of organization;

Cyber Enviro-Tech, Inc., also referred to as “CETI” and the “Company”, was founded in the State of Wyoming as Biolectronics, Corp. in April 1986.

Bankruptcy, receivership;

The company has never filed Bankruptcy or been involved in any receiverships or similar proceedings.

Material reclassification;

Cyber Enviro-Tech, Inc - CURRENT.

NexGen Holdings Corp - Until April 30, 2021

WindPower Innovations, Inc. until January 2014

Educational Services International, Inc. until November 2009

Bio-Life Systems, Inc. until November 2001

Biolectronics, Corp. to April 1992

Electronic Biotek, Inc. April 1986

Business of the Cyber Enviro-Tech, Inc.;

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We do this by integrating technologies to include cyber, aerospace, satellite, industrial and AI engineering telemetry. Our water filtration, waste water and alternative energy systems will have neural sensors, controls and networks - all connected to a cellular device.

There are 26 oil wells on our Pilot Oil Field and when funds become available the Company will change over the old pumper jack systems to CETI’s current system.

The Company is reviewing its next project where CETI would complete its field water filtration system and put the system into use on the Pilot Oil field in Callahan County. At this time CETI has not put its water filtration system into place at any location nor has it entered into any contracts with operators to put the water filtration system into the field.

Our focus for the current fiscal year will be on further developing oil production on 479-acre Pilot Oil Field in Callahan County, Texas.

The Companies industrial wastewater filtration technology will provide the following benefits to its customers including;

•	Creative online monitoring to ensure and maintain water quality remotely in real time.

•	Utilizing the leading water filtration processes and technologies to make water usage and consumption safer, more efficient and less expensive.

•	Combined technologies that should produce a water filtration system that can treat water related contamination.

•	Through high volume water purification technologies, we can recycle contaminated water for reuse to address the depleting consumable supply of water.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of March 31, 2023, the Company is in discussion with various individuals but has not formerly employed any individuals or companies for its B2B Sales Strategy.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issue that exists anywhere in the world. The markets envisioned for the CETI Water system when funds permit would be both domestic (U.S.) and global.

Results of Operations for the Years Ending December 31, 2022 and 2021

	2022	2021	$	%
Revenue:
Gross Sales	$85,356	$14,332	$71,025	496%
Less: Landowner royalties	(16,285)	(2,735)	(13,550)	496%
Less: Severance Tax and other	(5,619)	(660)	(4,959)	751%
Adjusted Gross Sales	63,452	10,937	52,515	480%

Operating Expenses:
Professional Fees	58,327	30,893	27,435	89%
General and administrative	98,431	61,485	36,946	60%
Consulting	388,402	233,000	155,402	67%
Total operating expenses	545,160	325,378	219,782	68%

Loss from operations	(481,708)	(314,441)	(167,267)	53%

Other Income (Expense):
Change in fair value of derivative	2,638,153	(1,707,272)	4,345,425	-255%
Loss on issuance of derivative	(149,010)	(1,409,462)	1,260,452	-89%
Interest expense	(1,152,933)	(319,034)	(833,899)	261%
Change in fair value of contingent liability	(2,731)	542	(3,273)	-604%
Gain on extinguishment of debt	627,591	—	627,591	100%
Total Other Expense	1,961,070	(3,435,226)	5,396,296	-157%

Net Income (Loss)	$1,479,362	$(3,749,667)	$5,229,029	-139%

Revenues. Revenue increased by 496% due to our sale of oil from our Pilot Project in West Texas. However, this increase is off of a very small base in 2021 ($14,332) and overall minimal, as the Company is still doing significant repairs and upgrades to the field. We expect the field to be operating normally by the second quarter of 2023.

Cost of Sales. Increase by 545% due to increased volume during 2022.

Adjusted Gross Sales. Increase by 480% due to increased volume during 2022.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2022 were up by 60% vs 2021 largely due to an increase in depreciation expense related to assets purchased for the Alvey oil field.

Professional fees. These fees are largely made up of audit and audit-related fees ($48,652 and $19,293 as of December 31, 2022 and 2021 respectively). The increase in audit/audit-related fees is due to the Company’s initial audit performed in 2022 as well as the preparation of an S-1 Registration Statement filed in September 2022.

Consulting fees. Increased by 67% due to a full year of paying consultants working in various capacities including management, field work, research, sales, marketing and legal advisory services. Since fundraising did not begin in earnest until 2021 and initial monies were invested in trying to get the Alvey field operational, several consultants did not start collecting fees until the latter part of 2021. As such, 2022 is more representative of a typical year.

Other Income (Expense). Much of this is related to the issuance and conversion of convertible debentures used to raise money for the Company’s operations. $1,461,000 and $1,175,000 was raised by the sale of convertible debentures in 2022 and 2021, respectively. During 2022, $2,250,000 of these convertible debentures were exchanged for common shares of stock. Since convertible debentures issued before March 31, 2022 did not contain a floor price, estimates needed to be performed to determine the Change in fair value of the derivatives, Loss on issuance of derivatives as well as Gain on extinguishment of debt when the debentures were converted to common shares. In addition, the change in Interest expense of $833,899 was largely due to the amortization of debt discount of $1,111,820 which offset the decrease in Debt issue costs of $250,742. Interest expense is comprised of Debt issue costs, Amortization of debt discount and Interest expense.

Net Income (Loss). The above changes resulted in net income of $1,479,362 in 2022 compared to a net loss of $(3,749,667) in 2021. As noted in “Other Income (Expense)”, these large changes were largely due to accounting for derivatives due to the issuance of convertible debentures and 2022 conversion into common stock as noted above.

Liquidity and Capital Resources

As of December 31, 2022, the Company had total assets of $2,871,855 including current assets of $392,820.  We also have current liabilities of $440,637 which consist of accounts payable of $149,835 and short-term loans payable of $277,613. We also have $517,859 of long-term liabilities consisting of notes payable for the Alvey Oil field leasehold improvements of $183,657 and convertible notes of $334,202.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cyber Enviro-Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cyber Enviro-Tech Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year end December 31, 2022 and 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company just began operations and has insufficient revenue. These factors, and the need for additional financing in order for the Company to meet its business plans raises substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Accell Audit & Compliance, P.A.

We have served as the Company’s auditor since 2022.

Tampa, Florida
March 31, 2023

CYBER ENVIRO-TECH, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$297,349	$318,779
Prepaid expenses and other current assets	95,471	28,675
Total current assets	392,820	347,454

Property and equipment, net	2,429,035	1,078,404
Texas Railroad Commission Bond	50,000	50,000
Total Assets	$2,871,855	$1,475,858
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$149,835	$5,523
Accrued interest	7,489	35,877
Advance on joint venture	—	233,983
Contingent liability	5,700	2,969
Note payable – related party	15,000	—
Note payable, current maturities, net of discount of $19,887 and $7,315 at December 31, 2022 and 2021, respectively	237,613	55,685
Convertible notes payable – related parties	25,000	25,000
Total current liabilities	440,637	359,037

Note payable, less current maturities, net of discount of $2,343 and $36,225 at December 31, 2022 and 2021, respectively	183,657	275,775
Convertible notes payable, net discount of $51,798 and $871,803 at December 31, 2022 and 2021, respectively	334,202	303,197
Derivative liability	—	3,116,734
Total Liabilities	958,496	4,054,743

Commitments and contingencies (Note 4)

Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, par value $0.001, 300,000 shares authorized; 1 share issued and outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 115,914,283 and 104,204,722, shares issued and outstanding, respectively	115,915	104,205
Additional paid-in capital	4,368,442	1,141,328
Common stock to be issued	52,496	154,164
Unearned stock compensation	(124,274)	—
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(2,432,820)	(3,912,182)
Total Stockholders’ (Deficit) Equity	1,913,359	(2,578,885)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,871,855	$1,475,858

The accompanying notes are an integral part of this audited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2022 AND 2021

	2022	2021

Sales	$85,356	$14,332

Cost of sales	(21,904)	(3,395)

Gross margin	63,452	10,397

Operating Expenses:
Professional fees	58,327	30,893
General and administrative	98,431	61,485
Consulting	388,402	233,000
Total operating expenses	545,160	325,378

Loss from operations	(481,708)	(314,441)

Other Income (Expense):
Change in fair value of derivatives	2,638,153	(1,707,272)
Loss on issuance of derivatives	(149,010)	(1,409,462)
Gain on extinguishment of debt	627,591	—
Change in fair value of contingent liability	(2,731)	542
Interest expense	(1,152,933)	(319,034)
Total other income (expense)	1,961,070	(3,435,226)

Net Income (Loss)	$1,479,362	$(3,749,667)

Loss per share, basic and diluted	0.01	(0.04)
Weighted average shares outstanding, basic and diluted	$108,094,441	$102,908,507

The accompanying notes are an integral part of this audited financial statements

CYBER ENVIRO-TECH, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
THE YEAR ENDED DECEMBER 30, 2022 AND 2021

	Special 2020 Series A Preferred		Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		APIC	Treasury Stock	CS to be Issued		Unearned Stock Comp	Accum Deficit	Total
Description	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt			Shares	Amt
Balance, December 31, 2020	1	$—	1	$—	1	$—	1	$—	103,743,503	$103,744	$47,203	$(66,400)	101,440	$17,000	—	$(162,515)	$(60,968)
Fractional shares issued from reverse split	—	—	—	—	—	—	—	—	109,779	110	(110)	—	—	—	—	—	—
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	470,000	94,959	—	—	94,959
Beneficial conversion feature related to issuance of convertible note payable	—	—	—	—	—	—	—	—	—	—	1,027,586	—	—	—	—	—	1,027,587
Shares issued for cash	—	—	—	—	—	—	—	—	—	—	—	—	353,206	56,000	—	—	18,500
Shares issued for services	—	—	—	—	—	—	—	—	250,000	250	49,750	—	16,027	3,205	—	—	53,205
Common stock issued from prior periods	—	—	—	—	—	—	—	—	101,440	101	16,899	—	(101,440)	(17,000)	—	—	—
Net Loss															—	(3,749,667)	(3,749,667)
Balance, December 31, 2021	1	—	1	—	1	—	1	—	104,204,722	104,205	1,141,328	(66,400)	839,233	154,164	—	(3,912,182)	(2,578,885)
Common stock issued from prior periods	—	—	—	—	—	—	—	—	839,233	839	153,325	—	(839,233)	(154,164)	—	—	—
Shares issued for cash	—	—	—	—	—	—	—	—	750,000	750	99,250	—	—	—	—	—	100,000
Shares issued for conversion of Advance on joint venture	—	—	—	—	—	—	—	—	3,000,000	3,000	230,983	—	—	—	—	—	233,983
Options granted for services											18,318				—	—	18,318
Shares issued for services	—	—	—	—	—	—	—	—	475,973	476	193,499	—	—	—	(124,274)	—	69,701
Shares issued in connection with convertible notes payable									430,000	430	218,452		154.400	52,496	—	—	271,378
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	6,214,355	6,214	2,313,287	—				—	2,319,501
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,479,362	1,479,362
Balance, December 31, 2022	1	$—	1	$—	1	$—	1	$—	115,914,283	$115,915	$4,368,442	$(66,400)	154,400	$52,496	(124,274)	$(2,432,820)	$1,913,359

The accompanying notes are an integral part of this audited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash flow from operating activities:
Net Income (loss)	1, 479,362	$(3,749,667)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivatives	(2,638,153)	3,116,734
Loss on issuance of derivatives	149,010	—
Gain on extinguishment of debt	(627,591)	—
Change in fair value of contingent liability	2,731	(542)
Stock compensation	122,197	53,205
Options issued for services	18,318
Amortization of debt discount	1,060,198	283,157
Depreciation expense	43,929	14,294
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(66,796)	(28,675)
Railroad Commission of Texas bond	—	(50,000)
Accounts payable	144,312	3,050
Accrued interest	41,114	35,877
Net cash from operating activities	(271,369)	(322,567)

Cash flows from investing activities:
Purchase of property and equipment	(1,394,561)	(469,669)
Net cash from investing activities	(1,394,561)	(469,669)

Cash flows from financing activities:
Repayment of notes payable - related parties	—	(40,000)
Repayment of notes payable	(31,500)	(81,000)
Proceeds from convertible notes payable	1,461,000	1,175,000
Proceeds from notes payable	100,000	—
Proceeds from notes payable – related party	15,000	—
Proceeds from the sale of common stock	100,000	56,000
Net cash from financing activities	1,644,500	1,110,000

Net change in cash and cash equivalents	(21,430)	317,764
Cash and cash equivalents at beginning of year	318,779	1,015
Cash and cash equivalents at end of period	$297,349	$318,779

Cash and cash equivalents paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Property and equipment acquired by note payable	$—	$389,046
Stock issued for conversion of advance on joint venture	$233,983	$—
Property and equipment bought by shareholder	$—	$233,983
Stock issued for conversion of convertible notes payable and accrued interest	$2,319,501	$—

The accompanying notes are an integral part of these audited financial statements.

CYBER ENVIRO-TECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc. (the “Company”) is a publicly held water science technology company that designs water purification solutions for commercial applications and industries. Its pilot project is on a 479-acre oil field in West Texas called the Alvey Oil Field. The corporate headquarters are located in Scottsdale, Arizona.

On September 3, 2020, Synergy Management Group, LLC (“Synergy”) and Global Environmental Technologies, Inc (“Global”), which was formed on April 20, 2020, entered into a securities purchase agreement, whereby Synergy sold its share of Special 2020 Series A preferred stock and its one-half share of Series C preferred stock to Global for $66,400 ($40,000 in cash and 15,000 shares of stock, post reverse split of one share for every 20 shares on April 30, 2021). The shares of stock are to be awarded contingent upon the effectiveness of a S-1 Registration. These shares are recorded as a contingent liability on the Balance Sheet and amount to $5,700 at December 31, 2022 and $2,969 at December 31, 2021.

Effective April 30, 2021, the Financial Industry Regulatory Authority (“FINRA”) approved the Company’s name change from NexGen Holdings Corp. to Cyber Enviro-Tech, Inc. The Company’s new symbol was also change to CETI.

Effective April 30, 2021, the Company effectuated a twenty to one reverse stock split. All shares throughout these financial statements have been adjusted to reflect the reverse split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”). Revenue is recognized when a customer obtains control of promised goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the Company expects to receive in exchange for those goods. The Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of Topic 606 at contract inception, the Company reviews the contract to determine which performance obligations the Company must deliver and which of these performance obligations are distinct. The Company expects to recognize revenues as the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied.

The Company recognizes sales when oil is picked up by the delivery company and control passes to the customer.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2022 and December 31, 2021.

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Asset Retirement Obligations

To cover the estimated future asset retirement obligations ("ARO") related to its oil and gas properties, the Company maintains a $50,000 bond with the Railroad Commission of Texas (“RRC”). This bond is to ensure that the Company will cap any wells on the Alvey Oil Field that it decides are no longer productive. Once the Company decides it is finished working the Alvey Oil Field, it can apply to the RRC to have the bond repaid.

The Company believes the bond should cover the estimated liability for abandoning wells. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $1,604,983 and $482,106 at December 31, 2022 and December 31, 2021, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended December 31, 2022 and 2021, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the years ending December 31, 2022 and 2021, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At December 31, 2022 and December 31, 2021, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. During the years ended December 31, 2022 and 2021, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the years ended December 31, 2022 and 2021, there was no impairment to proved properties.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the years ended December 31, 2022 and 2021, the Company recorded $88,019 and $53,205 in stock-based compensation expense, respectively.

Fair Value of Financial Instruments

The Company adopted ASC 820, “Fair Value Measurements.” ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked to market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

At year ended December 31, 2022, all convertible notes with a derivative liability were converted to common stock so there were no derivative liabilities as of December 31, 2022. The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$3,116,734	$3,116,734
Total	$—	$—	$3,116,734	$3,116,734

Income taxes

Income states are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measures using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expect to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. The Company’s federal tax return and any state tax returns are not currently under examination.

The Company has adopted ASC 740, “Accounting for Income Taxes,” which requires an asset and lability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Net income (loss) per common share

The Company computes loss per common share in accordance with ASC 260, “Earnings Per Share”, which requires dual presentation of basic and diluted earnings per share. Basic income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period. Diluted income or loss per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, that could result from the exercise of outstanding stock options and warrants.

Concentration of credit risks

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully secured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has just begun generating revenue and does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increased revenue and private placement loans or institutional investors. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

While the Company has not experienced any significant impairment due to the COVID-19 environment, it has experienced some supply chain disruptions which has delayed getting its oil field back into full production. In addition, the Company’s future expansion may be negatively impacted as it looks to hire more contractors to increase its operations.

The financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2022 and December 31, 2021, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the financial statements.

In February 2021, the Company entered into an agreement to operate the wells on the Alvey Oil Field. Under this agreement, the Company owes a contingent amount based upon a 18.75% of the Working Interest less any rework and production costs to the Estate of Danny Hyde (“EDH) the former owner of the operator of record for the Alvey Oil Field. The rework costs incurred by the Company to date have been over $1 million so it is not anticipated any contingent payments will be made to EDH in 2022. In addition, the Company owes 20% of gross sales less severance tax to the landowners. At the same time of this agreement, the Company purchased $450,000 of equipment from the entity formerly owned by Danny Hyde. The Company is still evaluating the allocation of that purchase price to various assets acquired and potential liabilities assumed.  The final allocation may be different than the current presentation.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2022 and December 31, 2021, property and equipment consisted of the following:

	December 31, 2022	December 31, 2021	Useful Lives
Equipment	$782,576	$584,592	5 to 20 years
Vehicles	99,700	26,000	5 to 15 years
Well development costs	1,604,983	482,106	*
Less accumulated depreciation	(58,224)	(14,294)
Property and equipment, net	$2,429,035	$1,078,404

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of December 31, 2022, a minimal amount of oil has been produced and work is ongoing to determine how to determine how to get regular production from the field.

Depreciation expense for the years ended December 31, 2022 and 2021 was $43,929 and $14,294

NOTE 6 – DEBT

Long-Term

	December 31, 2022	December 31, 2021

Note payable	$458,500	$375,000
Convertible notes payable	386,000	1,175,000
Convertible notes payable – related party	25,000	25,000
	869,500	1,575,000
Debt discount	(74,028)	(915,343)
	795,472	659,657
Less current portion	277,613	80,685
Long term portion	$517,859	$578,972

The following is a schedule of long-term debt and the years in which the debt is scheduled to mature:

Year	Amount
2023	$297,500
2024	572,000
$869,500

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of December 31, 2022 and December 31, 2021, the Company had repaid $106,500 and $75,000, respectively leaving a balance of $343,500 and $375,000 respectively. The remaining amount due is paid in installments of $10,500 over an 18-month period of time that began in July 2022, with a balloon payment of any unpaid balance after 18 months. The note has an imputed interest rate of 7%.

At December 31, 2022, the Company had a note payable to a shareholder for $100,000 along with interest of $10,000. Repayment was due in January 2023. The shareholder decided to take $50,000 in cash and converted the remaining $60,000 to common stock.

At December 31, 2022, the Company had a note payable to a related party for $15,000 with an interest rate of 7%. This loan was paid off in January 2023.

Convertible notes payable

During the year ended December 31, 2021, the Company received $1,175,000 from the issuance of twenty-nine separate convertible notes payable and none of these was paid off during the year 2021. Each note bears interest at 7%. Accrued interest must be paid after twelve months and then paid quarterly. Each note holder will receive 10,000 shares of commons stock for every $25,000 loaned to the Company at the time of conversion which were valued at $94,959. All of these notes were converted during the year ended December 31, 2022.

During the first nine months of 2022, the Company received $775,000 from the issuance of seventeen separate convertible notes payable. For convertible notes payable issued before March 31, 2022, each note bears interest at 7%. Accrued interest must be paid after twelve months and then paid quarterly. Each note holder will receive 10,000 shares of commons stock for every $25,000 loaned to the Company at the time of conversion. All the notes issued in 2021 and in the first quarter of 2022 were converted to common shares as of March 31, 2022.

For the $700,000 worth of convertible notes payable issued after March 31, 2022 and before December 21, 2022, the terms of the notes were the same as before except for a change of a minimum conversion price of $0.40/share and a maximum conversion price of $1.50/share. The maturity dates for these notes payable are between May 2024 and September 2024 and are convertible after nine months at a 30% discount to the average closing price for the prior two weeks. The notes issued after March 31, 2022 are not considered to be derivatives. All the notes issued in the second and third quarter of 2022 were converted to common shares as of September 15, 2022 and therefore balance for these convertible debentures was zero as of December 31, 2022.

For convertible notes payable issued after December 20, 2022, the terms of the notes were the same as before except for the change of a minimum conversion price of $0.10/share and a maximum conversion price of $1.50/share. The maturity dates for these notes payable are in December 2024 and are convertible after nine months at a 30% discount to the average closing price for the prior two weeks. As noted above, any notes issued after March 31, 2022 are not considered to be derivatives. The balance for these convertible notes payable was $386,000 as of December 31, 2022.

During the first nine months of 2022, $2,250,000 of non-related party convertible notes payable plus accrued interest were converted into common stock at a total of 6,214,355 shares. This conversion also created a one-time gain on the extinguishment of the debt of $627,591 as well as a write off of the derivative liability associated with these notes of $3,512,747.

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001. This note matured on September 23, 2020 and is in default.

Derivative instruments

Some of the Company’s convertible notes payable issued gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of embedded conversion option.

Current accounting principles that are provided in ASC 815 require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. In addition, the standards do not permit an issuer to account separately for individual derivative terms and features embedded in hybrid financial instruments that require bifurcation and liability classification as a derivative financial instrument. Rather, such terms and features must be bundled together and fair valued as a single, compound embedded derivative. The Company has selected the Monte Carlo Simulations valuation technique to fair value the compound embedded derivative because it believes that this technique is reflective of all significant assumption and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulations technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

A summary of the activity of the derivative liability for the notes above is as follows:

	December 31, 2022	December 31, 2021
Balance at beginning of period	$3,116,734	$—
Increase to derivative due to new issuances	396,013	1,409,462
Decrease to derivative due to conversion/repayments	(3,512,747)	—
Derivative loss due to mark to market adjustment	—	1,707,272
Balance at end of period	$—	$3,116,734

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December

31, 2021 is as follows:

Inputs	December 31, 2021	Initial Valuation
Stock price	$0.1979	$0.062 - 0.44
Conversion price	$0.079	$0.036 - 0.33
Volatility (annual)	334.94% – 383.91.%	219.7% - 355.04%
Risk-free rate	0.18% - 0.73%	.11% - .70%
Dividend rate	—	—
Years to maturity	1.07 – 1.96	2

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NOTE 7 – RELATED PARTY TRANSACTIONS

At December 31, 2022 and December 31, 2021, the Company had a convertible note payable for $25,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. The note is secured by the F-150 truck and bears interest at 7%. This was paid back in February 2023.

During June 2021, a shareholder contemplated entering into a joint venture with the Company and bought certain equipment on behalf of the Company. As of December 31, 2021, this advance on a joint venture arrangement amounted to $233,983. The advance was non-interest bearing. During year ended December 31, 2022, the parties agreed to convert the entire advance into 3,000,000 shares of common stock.

During year ended December 31, 2022 and 2021, the Company paid various related parties for consulting services in the amounts of $546,500 and $323,500 respectively. For the year ended December 31, 2022 and 2021, $211,563 and $144,000, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

NOTE 8 – PREFERRED STOCK

Series A Convertible Preferred Stock

The Company previously designated 300,000 shares of Preferred Stock as Series A Convertible Preferred Stock and had issued 200,000 shares. Voting Rights had been established whereby one (1) share of Series A Convertible Preferred Stock has ten (10) equivalent votes of stockholders of the Company's common stock for an aggregate of 10 votes. Each share of Series A Convertible Preferred Stock previously was convertible into ten (10) shares of the Company's common stock. In event of the liquidation of the Company, the shareholders of Series A Convertible Preferred Stock would have preference over the shareholders of the Company's common stock and all other series of Preferred Stock. As of December 31, 2022 there is one share of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of December 31, 2022 there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of December 31, 2022 there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of December 21, 2022 and 2021 there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

NOTE 9 – STOCK OPTIONS

In connection with a consulting agreement dated March 7, 2022, the Company issued 200,000 options at an exercise price of $0.58 per share. These options vest one-fourth each six months over a period of two years and have a term of three years. The grant date fair value was $55,966. The Company recorded compensation expense in the amount of $18,318 and $0 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $37,648 of total unrecognized compensation cost related to non-vested portion of options granted.

As of December 31, 2022, there are 200,000 options outstanding, of which 50,000 are exercisable. The weighted average remaining term is 2.13 years.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.782
Exercise price	$0.5765
Range of expected term	1.75 Years – 2.50 Years

Range of equivalent volatility	29.47% - 37.40%
Range of interest rates	1.55% - 1.68%

NOTE 10 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used.

Income taxes consist of the following components as of:

	December 31, 2022	December 31, 2021
Federal income tax benefit attributable to:
Current Operations	$343,275	$133,030
Less: Valuation Allowance	(343,275)	(133,030)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2022 and 2021, due to the following:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$510,433	$167,158
Less: Valuation allowance	(510,433)	(167,158)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	Net money raised since December 31, 2022 – Over $700,000 was raised and, after some investors were paid back, the Company netted around $490,000.

•	The Company had filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gave the Company the right to sell 10 million shares of common at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares.

•	Series “A” Convertible Stock. The terms of the stock were also modified as follows:

o	The holder of the Series “A” Convertible Preferred Stock shall vote together with the holders of preferred stock (including on an as converted basis) and common stock, as a single class. The Series “A” Convertible Preferred Stock stockholder is entitled to 3,000 votes for every one (1) share of Series “A” Convertible Preferred Stock held.

NOTE 12 – SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

In accordance with ASC 932, Extractive Activities- Oil and Gas, the Company is required to provide additional information regarding its oil and gas producing activities when those activities are deemed to be significant. According to ASC 932, significance is defined as satisfying one or more of the following criteria: the revenues from oil and gas are 10% or more of total revenues; the operating income (loss) from oil and gas are 10% or more of total income (loss) from operations; the identifiable assets of oil and gas are 10% or more of total assets. In 2022 and 2021, the Company’s oil and gas activities were deemed to be significant since the operating loss from oil and gas is 10% or more of total loss from operations. In addition, there was $85,356 and $14,332 of oil sales as for the years ended December 31, 2022 and 2021, respectively.

Oil and Gas Reserves

There are several factors that need to be considered in estimating quantities of proved crude oil and natural gas reserves. Crude oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of crude oil and natural gas that cannot be precisely measured. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserves estimates are often different from the quantities of crude oil and natural gas that are ultimately recovered.

Proved oil and gas reserves are those quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

Existing economic conditions include prices and costs at which economic productivity from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. For the years ending December 31, 2022 and 2021, that price would be $94.13 and $66.36, respectively.

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve volumes presented are estimates only and should not be construed as being exact quantities.

The Company’s 479-acre oil field is located in West Texas. Per the Preliminary Reserve Estimate done by an independent geologist, it is estimated to contain 150 million barrels of oil. The geologist estimates the recovery factor at 30% to 40% of the total reserves. Based on the lower estimated quantity and lower the recovery factor, the total barrels of recoverable oil for would be around 44.8 million barrels. The average price of West Texas Intermediate oil for the year ending December 31, 2022 was $94.13. This would give an estimated total value of recoverable oil at approximately $4.2 billion. The cost of production would be around $1.0  billion which would leave a net of approximately $3.2 billion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022.

Based on this evaluation, these officers concluded that, as of December 31, 2022 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of transactions and two material journal entries made by the auditors – one for underreporting of expenses by $25,750 and another for overreporting of expenses by $50,000. On the adjustments, both were valid expenses but recorded in the wrong years.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective at December 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)	insufficient written policies and procedures for documenting all transactions with vendors.

Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have been able to remediate some of the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Cyber Enviro-Tech, Inc.

The following sets forth information about our directors and executive officers:

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE

Kim D. Southworth	62	Chief Executive Officer and Director	September 3, 2020
TJ Agardy	67	President and Director	September 3, 2020
Mark Broughton	69	Director	February 7, 2022
Dan Leboffe	65	Chief Financial Officer and Treasurer	February 7, 2022
Winston McKellar	72	Director of IR/PR	February 7, 2022
Brook Brost	28	Assistant Secretary	September 3, 2020

Kim D. Southworth, Chief Executive Officer and Director

Kim D. Southworth, CEO – Mr. Southworth has more than 37 years in the corporate world, holding key roles in management, administration and corporate finance. He is the founder and senior partner of Advanced Business Strategies, a venture catalyst firm assisting early stage, high growth technology companies in the development, expansion, and execution of their business plans. He has served as founder, president, CEO and consultant for numerous companies and industries, including oil & gas, biotech, instore digital music and advertising, ballistic armor and fuel treatment technologies.

•	2020 to Present, Mr. Southworth is a co-founder, director and Chief Executive officer of the Cyber Enviro-Tech, Inc. a Wyoming company formerly, Global Environmental Technologies, Inc., prior to a name change in 2021. At Cyber Enviro-Tech, Mr. Southworth leads the strategic business plan development and execution, corporate capitalization, investment structuring, strategic partnership development, joint venture relationships, corporate filings, public auditing review, mergers and acquisitions.

•	August 2017 to April 2020, Mr. Southworth was a founder, director and CEO of Applied Logic Filtration, LLC. A Utah limited liability company in business to become an R&D water filtration technology Company. Mr. Southworth spent approximately 2 years bringing together numerous technologies from around the world to develop, design and engineer a unique and proprietary industrial wastewater filtration system.

•	2016 to 2018, Mr. Southworth was a director and President of Gold Standard Mining Company.

Gold Standard Mining Company (“GSMC”) or the “Company” incorporated in the State of Nevada on August 22, 2016. Mr. Southworth incorporated the company, hired accountants and attorney for the propose of developing business activities described as a “blank check”. The company filed an S-1 as a blank check company with the Securities and Exchange Commission. The company went effective on its S-1 on September 27, 2017. On February 20, 2019, Mr. Southworth resigned as the President of Gold Standard Mining Company and had no further ownership or involvement with management of the company.

TJ Agardy, President and Director

Mr. Agardy, – Mr. Agardy has over 40 years of engineering and sales experience.

•	2020 to Present, Mr. Agardy is a co-founder, director and President of Cyber Enviro-Tech, Inc. a Wyoming company, formerly, Global Environmental Technologies, Inc., prior to a name change in 2021. As the President and acting Chief Technical Officer for the company His responsibilities include evaluating and integrating commercially viable technologies from multiple industries to the company’s core water filtration, extraction, and cyber-SCADA capabilities. Assessing critical path partners, sourcing manufacturers and negotiating terms for delivery, utilization, and performance is another component of this function with the Company.

•	August 2017 to April 2020, Mr. Agardy was a co-founder, President and director of Applied Logic Filtration, LLC. A Utah limited liability company in business to become an R&D water filtration technology Company. Mr. Agardy spent approximately 2 years bringing together numerous technologies from around the world to develop, design and engineer a unique and proprietary industrial wastewater filtration system.

•	03/1997 to 08/2017, Mr. Agardy served as Managing Director at Artic FX LLC. Clients served included energy conversion firms processing mining tires for pyrolysis; diesel production, gasoline production, asphalt, scrap metal and environmental recycling. Either consulting or operational assistance attached to projects determined travel schedules and job scopes. From 2008 projects included interface for software development contracted in Asia, South America, Europe, and the US with design and test engineers.

•	11/1987 to 02/1997, Mr. Agardy was a Director of International Trades at American PetroChem. American PetroChem served as a supply chain provider for Automotive, Pharmaceutical, Mining, and Chemical Operations enterprises on an international platform. As such, Mr. Agardy handled all of the ICC400 – ICC600 banking interface, shipping modal interface, technical compliance for international trade accommodations for storage, transport, discharge, and delivery of final product to the end client. This involved extensive travel to ports, shipping lines, storage facilities, manufacturing facilities, and client visits for end product viability. At times, technical substitution capacity was required for either higher quality delivery or on-site best practices with clients. During his tenure there, he managed relationships with Elf, Esso, Royal Dutch, Vasso, Sunoco, Arco, Marathon, Crown, San Joaquin, Union Oil, Texaco, Shell, Chevron, Mobil, Exxon, Citgo, Cato, Phillips, Conoco and more.

•	08/1983 – 10/1987, Mr. Agardy, served with Burroughs Corporation as a Technical Support Representative in Phoenix Arizona; responsible for integrating 3rd party peripheral and mainframe computers to Burroughs MT985’s, ET2000’s, B1900’s, B3900’s, while structuring a multi-vendor solution to specific custom applications. Each application addressed critical base operations data input off production, quality control, inventory control, access security, or resource allocation.

This was before the Sperry Corporation takeover, with a focus on Mining [Newmont-Asarco] and medical [WL Gore], plus integrated shop floor control applications at microchip manufacturers. Prior to this, Mr. Agardy worked at Honeywell in Detroit serving Fortune 100 companies in process controls, closed loop applications for mining, pharmaceutical, food processing, automotive, refining, glass, paint, and chemical processing. He also worked with power plants, automotive plants, food processing, and machine tool client bases in industrial settings during his tenure with Eaton Cutler Hammer. Mr. Agardy began his industrial career in Plant Engineering with General Motors in Detroit.

Mark Broughton, Director

Mark Broughton, Director – Mr. Broughton brings a wealth of experience in business development and improvement in his nearly 40 years with various Oil producing companies. His broad experience began with Witco, Inc. (w/ the Kendall, Amalie, and Golden Bear brands) – District Sales Manager for the NW USA (including Alaska). There he revitalized & grew the business in all or part of 9 states. With Citgo Petroleum (during JV w/ Southland 7-11 and then PDVSA) - District Sales Mar. for the SW USA (including Hawaii). Pioneered & grew the newly formed Citgo brand in all or part of 5 states. These positions involved all sales & marketing aspects for branded and generic base oils, process oils, compounded lubes, waxes, maintenance chemicals, ancillary goods (TBA), related equipment, and associated services. With Shell Oil Products including Pennzoil and Quaker State he was involved with enterprise with every channel, route-to-market, and type of customer on a national and global basis. His educational background includes completion of the Advanced Management Program from Rice University w/ specialization in Business Optimization, Project Development & Implementation, and Change Management and an MBA from Golden Gate University w/ specialization in opening new markets, developing distribution networks, and introducing new lines/products.

•	February 2022 to Present – Board member at Cyber Enviro-Tech, Inc.

•	February 2021 thru March 2022 – Independent Business Consultant specializing in Business Development & Performance Improvement.

•	November 1989 thru January 2020 – Key Account Manager at Shell Oil. A career of various assignments across the Business both domestic & international in scope. His last assignment was engaging with their largest customer in the world.

•	Education: Mark’s undergraduate degree is in Business Administration from St. Mary’s College. His Master’s degree is in International Business & Law (aka MBA) from Golden Gate University. He attended the Rice Executive Program, (MBA refresher) from Rice University (… ranked #1 nationally for Entrepreneurship & #10 for Business). He regularly engages in continuing education.

•	Community: Mark actively contributes as a mentor & life coach to men rebuilding their lives.

Dan Leboffe, Chief Financial Officer and Treasurer

Mr. Leboffe joined the Company in the capacity of Chief Financial Officer earlier in 2022. He brings to CETI a diverse background in his 40+ years of business experience. His experience includes audit/tax work with (then) Price Waterhouse, over ten years of marketing/sales experience with various Fortune 1000 consumer packaged goods companies and overseeing training for publicly traded real estate company ZipRealty. Mr. Leboffe’s entrepreneurial ventures include a construction accounting software reseller, high-performance boat manufacturer Spectre, real estate development and business consulting.

•	2020 to Present: CFO (as of February 2022) and consultant (2020 to 2022) for CETI.

Primarily focused on financial modeling, investor presentations, business strategy and filings with OTC Markets and the SEC.

•	2017 to 2020: Co-founded two business consulting firms – Path Capital Advisors, LLC and AscentCore Group LLC. Both organizations focus on growth and capital advisory services for CEOs, board of directors and business owners. In addition, he has individually provided consulting services to both Realogy, Inc and Homeward Inc both in the real estate industry.

•	Education background. BS in Accounting from University at Albany, MBA from The Wharton School of the University of Pennsylvania

•	Certifications. Formerly a Certified Public Accountant in the State of New York with Price Waterhouse

•	Community: For the last five years, he has been the Treasurer for Everybody Matters, an organization that teaches coping skills to emotionally vulnerable youths in the public school system.

Winston P. McKellar, Director of IR/PR

Mr. McKellar has close to 50 years in both the entrepreneurial and corporate world from the brokerage, development, management and syndication of commercial real estate throughout the Southwest. He has also been in corporate finance and marketing strategy for early-stage companies for over three decades. Mr. McKellar has served as a consultant for all types of companies primarily in the early-stage levels. He has been successful in expanding their business and connecting these companies to outside growth capital.

•	January of 2021 to Present: Mr. McKellar joined the senior management team behind Cyber Enviro-Tech based in Arizona. He has the executive position of (Director of IR & PR) for the company and handles majority of the communication between management and shareholders.

•	December of 2015 to October of 2020: Mr. McKellar became a integral member of the Vizi Healthcare company that helped insurers of Medicare and Medicaid with their care managed programs to save costs. He was instrumental in bringing equity growth capital to the company over the five years and opening strategic opportunities for the company while serving on their advisory board level.

•	February of 2012 to November of 2015: Mr. McKellar was a consultant for a company called YipTV that created a software platform for the streaming of real time content for the Hispanic and Latino population. He also sits on on YipTV’s advisory board.

Brook Brost, Assistant Secretary

Ms. Brost became an officer of Cyber Enviro-Tech, Inc., in 2020 to present, and is currently serving in the capacity of Assistant Secretary of the Company. In 2018 she founded Summit Corporate Support which assists companies in their bookkeeping, account payables, receivables, SEC filings, and related corporate support services. She has worked as the Executive Assistant for the CEO of both public and private companies. Ms. Brost is knowledgeable and experienced with FINRA and SEC regulatory compliance and filing requirements. Ms. Brost is dependable, reliable and competent. Combined with her organizational and management skillsets, she has become a valuable asset to the company.

•	2020 to Present, Ms. Brost, serves as the Company’s Assistant Secretary of Cyber Enviro-Tech, Inc. In her capacity she carries out the standard duties of the office.

•	2018 to 2020, Ms. Brost founded and ran Summit Corporate Support. She assisted companies in their bookkeeping, account payables, receivables, SEC filings, and related corporate support services.

Item 11. Executive Compensation.

The following table sets forth the compensation of our Executive Officers for the years ending December 31, 2022 and 2021 these amounts were paid as consulting fees.

Summary Compensation Table:

Name And Principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Kim D. Southworth, CEO	2022	$98,250	$0	$0	$0	$0	$0	$0	$98,250
	2021	$84,000	$0	$0	$0	$0	$0	$0	$84,000

TJ Agardy, President	2022	$98,250	$0	$0	$0	$0	$0	$0	$98,250
	2021	$85,000	$0	$0	$0	$0	$0	$0	$85,000

Dan Leboffe. CFO and Treasurer	2022	$64,250	$0	$0	$0	$0	$0	$0	$64,250
	2021	$10,500	$0	$0	$0	$0	$0	$0	$10,500

Brook Brost, Assistant Secretary	2022	$23,000	$0	$0	$0	$0	$0	$0	$23,000
	2021	$14,000	$0	$0	$0	$0	$0	$0	$14,000

Mark Broughton, Director	2022	$0	$0	$0	$0	$0	$0	$0	$0
	2021	$0	$0	$0	$0	$0	$0	$0	$0

Winston McKellar, Director of IR/PR	2022	$75,750	$0	$0	$0	$0	$0	$0	$75,750
	2021	$59,250	$0	$50,000	$0	$0	$0	$0	$109,250

Chris Ivey, Former V. P. of Operations	2022	$0	$0	$0	$0	$0	$0	$0	$0
	2021	$32,750	$0	$0	$0	$0	$0	$0	$32,750

Employment Agreements

None

Consulting Agreements

None, although the officers are currently paid as consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding beneficial ownership of our stock as of December 31, 2022, by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of December 31, 2022, 115,914,283 shares of common stock were issued and outstanding:

Number of Shares
Name and Address (1)	Beneficially Owned

Kim D. Southworth, CEO and Director	31,500,000

TJ Agardy, President and Director	31,500,000

Chris Ivey, Control Person	16,872,483

Mark Broughton, Director	3,000,000

Dan Leboffe, CFO and Treasurer	4,648,352

Winston McKellar, Director IR/PR	250,000

Brook Brost, Assistant Secretary	437,500
Officers and Directors as a group (7 people)	88,208,335
(76%)

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2022 and December 31, 2021, the Company had a convertible note payable for $25,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. The note is secured by the F-150 truck and bears interest at 7%. This note was paid off in February 2023.

During June 2021, a shareholder contemplated entering into a joint venture with the Company and bought certain equipment on behalf of the Company. As of December 31, 2021, this advance on a joint venture arrangement amounted to $233,983. The advance was non-interest bearing. During year ended December 31, 2022, the parties agreed to convert the entire advance into 3,000,000 shares of common stock.

During year ended December 31, 2022 and 2021, the Company paid various related parties for consulting services in the amounts of $546,500 and $323,500 respectively. For the year ended December 31, 2022 and 2021, $211,563 and $144,000, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2022 and the year ended December 31, 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit Fees	$39,500	$7,500
Audit-Related Fees	4,500	7,500
Tax Fees	300	225
All Other Fees	4,352	4,068

Total Audit and Audit-Related Fees	$48,652	$19,293

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*

3.2	Bylaws as currently in effect*

23.1	Consent of Accell Audit & Compliance, P.A.

31.1	302 Certification – Kim Southworth

31.2	302 Certification – Dan Leboffe

32.1	906 Certification – Kim Southworth and Dan Leboffe

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Instance Schema

101.CAL	Inline XBRL Instance Calculation Linkbase

101.DEF	Inline XBRL Instance Definition Linkbase

101.LAB	Inline XBRL Instance Label Linkbase

101.PRE	Inline XBRL Instance Presentation Linkbase

104	Cover Page Interactive Data File (Formatted as Inline Xbrl and contained in Exhibit 101)

* Included as an Exhibit to our Registration Statement on Form S-1 filed on January 13, 2023

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st of March 2023.

CYBER ENVIRO-TECH, INC.

By: /s/ Kim D. Southworth

Kim D. Southworth

Chief Executive Officer

By: /s/ Dan Leboffe

Dan Leboffe

Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Principal Accounting Officer	March 31, 2023 March 31, 2023

