Form 10-Q
period 2023-03-31
Cyber Enviro-Tech, Inc.
filed 2023-05-15
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-267560

Cyber Enviro-Tech, Inc.
(Exact name of registrant as specified in charter)

Wyoming	86-3601702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6991 E. Camelback Road, Suite D-300 Scottsdale, AZ	85251
(Address of principal executive office)	(Zip Code)

+1 (307)-200-2803
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

At May 15, 2023 there were 116,289,283 shares of the registrant’s Common Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYBER ENVIRO-TECH, INC.
BALANCE SHEETS

	March 31, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$229,952	$297,349
Prepaid expenses and other current assets	230,219	9,537
Total current assets	460,171	392,820

Property and equipment, net	2,792,121	2,429,035
Texas Railroad Commission bond	50,000	50,000
Total Assets	$3,302,292	$2,871,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$110,886	$149,835
Accrued interest	11,939	7,489
Contingent liability	6,000	5,700
Note payable – related party	—	15,000
Note payable, current maturities, net of discount of $15,705 and $19,887 at March 31, 2023 and December 31, 2022, respectively	327,795	237,613
Convertible notes payable, net of discount of $53,781 at March 31, 2023	15,469	—
Convertible notes payable – related parties	25,000	25,000
Total current liabilities	497,089	440,637
Note payable, less current maturities, net of discount of $1,645 at December 31, 2022	—	184,355
Derivative liability	79,489
Convertible notes payable, less current maturities	1,047,000	386,000
Total Liabilities	1,623,578	1,010,992
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Series A Convertible Preferred Stock, par value $0.001, 300,000 shares authorized; 1 share issued and outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 116,289,283 and 115,914,283 shares issued and outstanding, respectively	116,290	115,915
Additional paid-in capital	4,517,581	4,368,442
Common stock to be issued	200,000	—
Unearned stock compensation	(151,890)	(124,274)
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(2,936,867)	(2,432,820)
Total Stockholders’ Equity	1,678,714	1,860,863
Total Liabilities and Stockholders’ Equity	$3,302,292	$2,871,855

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2023 AND 2022

(Unaudited)

	March 31, 2023	March 31, 2022
Operating Expenses:
Professional fees	44,836	8,700
General and administrative	41,866	30,647
Consulting	367,810	79,928
Total operating expenses	(454,512)	(119,275)

Loss from operations	(454,512)	(119,275)

Other Income (Expense):
Change in fair value of derivatives	72,369	2,638,153
Loss on issuance of derivatives	(86,858)	(149,010)
Loss on sale of asset	(3,600)	—
Gain on extinguishment of debt	—	627,592
Change in fair value of contingent liability	(300)	(5,567)
Interest expense	(31,146)	(1,212,515)
Total other income (expense)	(49,535)	1,898,653

Net Income (Loss)	$(504,047)	$1,779,378

Loss per share, basic and diluted	$(0.00)	$0.02
Weighted average shares outstanding, basic and diluted	115,943,449	108,094,441

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Special 2020 Series A Preferred		Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		APIC	Treasury Stock	CS to be Issued		Unearned Stock Comp	Accum Deficit	Total
Description	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt			Shares	Amt
Balance, December 31, 2021	1	—	1	—	1	—	1	—	104,204,722	104,205	1,141,328	(66,400)	839,233	154,164	—	(3,912,182)	(2,578,885)
Common stock issued from prior periods	—	—	—	—	—	—	—	—	283,517	284	28,921	—	(283,517)	(29,205)	—	—	—
Shares issued for cash	—	—	—	—	—	—	—	—	750,000	750	99,250	—	—	—	—	—	100,000
Shares issued for conversion of Advance on joint venture	—	—	—	—	—	—	—	—	3,000,000	3,000	230,983	—	—	—	—	—	233,983
Options granted for services	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Shares issued for services	—	—	—	—	—	—	—	—	50,000	50	9,949	—	—	—	—	—	9,999
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	150,000	75,800	—	—	75,800
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	4,024,201	1,853,196	—	—	1,853,196
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,779,378	1,779,378
Balance, March 31, 2022	1	—	1	—	1	—	1	—	108,288,239	$108,289	$1,510,431	($66,400)	4,729,917	2,053,954	—	($2,132,804)	$1,473,470

Balance, December 31, 2022	1	$—	1	$—	1	$—	1	$—	115,914,283	$115,915	$4,368,442	$(66,400)	—	$—	$(124,274)	$(2,432,820)	$1,860,863
Options granted for services	—	—	—	—	—	—	—	—	—	—	5,514	—	—	—	—	—	5,514
Shares issued for services	—	—	—	—	—	—	—	—	375,000	375	143,625	—	333,333	140,000	(27,616)	—	256,384
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	300,000	60,000	—	—	60,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504,047)	(504,047)
Balance, March 31, 2023	1	$—	1	$—	1	$—	1	$—	116,289,283	$116,290	$4,517,581	$(66,400)	633,333	$200,000	$(151,890)	$(2,936,867)	$1,678,714

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

 (Unaudited)

	March 31, 2023	March 31, 2022
Cash flow from operating activities:
Net Income (loss)	$(504,047)	$1,779,378
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivatives	(72,369)	(2,638,153)
Loss on sale of property and equipment	3,600	—
Loss on issuance of derivatives	86,858	149,010
Debt discount on issuance of derivative	65,000
Gain on extinguishment of debt	—	(627,592)
Change in fair value of contingent liability	300	5,567
Stock compensation	261,898	9,999
Amortization of debt discount	12,046	1,180,226
Depreciation expense	13,105	7,317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(134,748)	26,812
Accounts payable	(38,949)	15,819
Accrued interest	4,450	(35,877)
Net cash from operating activities	(302,856)	(127,494)
Cash flows from investing activities:
Proceeds from sale of property and equipment	13,600	—
Purchase of property and equipment	(393,391)	(429,900)
Net cash from investing activities	(379,791)	(429,900)

Cash flows from financing activities:
Repayment of convertible notes payable	(211,000)	—
Proceeds from convertible notes payable	941,250	375,000
Repayment of notes payable	(100,000)	—
Repayment of notes payable – related party	(15,000)	—
Proceeds from the sale of common stock	—	175,800
Net cash from financing activities	615,250	550,800
Net change in cash and cash equivalents	(67,397)	(6,594)
Cash and cash equivalents at beginning of year	297,349	318,779
Cash and cash equivalents at end of period	$229,952	$312,185

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for conversion of advance on joint venture	$—	$233,983
Note payable conversion	$60,000	$—
Stock issued for conversion of convertible notes payable and accrued interest	$—	$1,853,195

The accompanying notes are an integral part of these unaudited financial statements.

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

On September 3, 2020, Synergy Management Group, LLC (“Synergy”) and Global Environmental Technologies, Inc (“Global”), which was formed on April 20, 2020, entered into a securities purchase agreement, whereby Synergy sold its share of Special 2020 Series A preferred stock and its one-half share of Series C preferred stock to Global for $66,400 ($40,000 in cash and 15,000 shares of stock, post reverse split of one share for every 20 shares on April 30, 2021). The shares of stock are to be awarded contingent upon the effectiveness of a S-1 Registration. These shares are recorded as a contingent liability on the Balance Sheet and amount to $6,000 and $5,700 at March 31, 2023 and December 31, 2022, respectively.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2023 and December 31, 2022.

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

The Company believes the bond should cover the estimated liability for abandoning wells. Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the Accounting Standards Codification (“ASC”), the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $1,960,605 and $1,604,983 at March 31, 2023 and December 31, 2022, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three months ended March 31, 2023 and 2022, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the three months ending March 31, 2023 and 2022, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2023 and December 31, 2022, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of- production method based on proved reserves and estimated salvage values. During the three months ended March 31, 2023 and 2022, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the three months ended March 31, 2023 and 2022, there was no impairment to proved properties.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three months ended March 31, 2023 and 2022, the Company recorded $300,110 and $12,561  in stock-based compensation expense, respectively. In addition, the Company recorded unearned stock compensation of $151,890 and $0 at March 31, 2023 and December 31, 2022, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$79,489	$79,489
Total	$—	$—	$79,489	$79,489

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

The Company has adopted ASC 740, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2023 and December 31, 2022, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the financial statements.

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

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022	Useful Lives
Equipment	$802,195	$782,576	5 to 20 years
Vehicles	100,650	99,700	5 to 15 years
Well development costs	1,960,605	1,604,983	*
Less accumulated depreciation	(71,329)	(58,224)	—
Property and equipment, net	$2,792,121	$2,429,035	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of March 31, 2023, a minimal amount of oil has been produced and work is ongoing to determine how to determine how to get regular production from the field.

Depreciation expense for the periods ended March 31, 2023 and 2022 was $13,105 and $7,317 respectively.

NOTE 6 – DEBT

	March 31, 2023	December 31, 2022
Note payable	$343,500	$443,500
Note payable – related party	—	15,000
Convertible notes payable	1,116,250	386,000
Convertible notes payable – related party	25,000	25,000
	1,484,750	869,500
Debt discount	(69,486)	(21,532)
	1,415,264	847,968
Less current portion	368,264	277,613
Long term portion	$1,047,000	$570,355

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2023	437,750
2024	175,000
2025	872,000
$1,484,750

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of March 31, 2023 and December 31, 2022, the Company had repaid $106,500 leaving a balance of $343,500. The remaining amount due was to be paid in installments of $10,500 over an 18-month period of time that began in July 2022, with a balloon payment of any unpaid balance after 18 months. The note has an imputed interest rate of 7%.

At December 31, 2022, the Company had a note payable to a shareholder for $100,000 along with interest of $10,000. Repayment was due in January 2023 and the shareholder decided to take $50,000 in cash and converted the remaining $60,000 to common stock. These shares were not issued as of May 15, 2023.

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

During the year ended December 31, 2021, the Company received $1,175,000 from the issuance of twenty- nine separate convertible notes payable. Each note bore interest at 7%. Each note holder received 10,000 shares of commons stock for every $25,000 loaned to the Company which were valued at $94,959. These notes had a two-year maturity date when issued but were all were all converted during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company received $1,461,000 from the issuance of thirty-two separate convertible notes payable. For $1,075,000 worth of notes payable issued before December 2022, the terms were the same as the notes issued in 2021 For $386,000 worth of notes payable issued in December 2022, these notes bear interest at 8%, do not have any bonus shares and are convertible into common stock at a minimum price of $0.10 share. All of notes issued during 2022 had a two-year maturity date when issued.

During the year ended December 31, 2022, the Company converted $2,250,000 of notes payable plus accrued interest into 6,214,355 shares of common stock. This conversion created a one-time gain on the extinguishment of the debt of $627,592 as well as a write off of the derivative liability associated with these notes of $3,512,747. As of December 31, 2022, $386,000 worth of convertible notes payable remained.

During the first three months of 2023, the Company raised a net of another $730,250 in convertible notes payable. The terms were the same as the convertible notes payable issued in December 2022 with the exception of one note for $69,250. This note bears interest at 8% and is payable at maturity of January 27, 2024. The note is convertible into common stock at issuer’s option beginning July 27, 2023 at a 35% discount off of the lowest price for the ten preceding trading days.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	22,075,477	$79,489
Total	22,075,477	$79,489

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
Embedded derivatives	$72,369	$—
Loss on issuance of derivative	(86,858)	—
Total gain (loss)	$(14,489)	$—

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, which approximates the Monte Carlo Simulations, valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Binomial Lattice Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	March 31, 2023
Quoted market price on valuation date	$0.0072	$0.0060
Effective contractual conversion rates	$0.0024	$0.0032
Contractual term to maturity	1 year	0.83 years
Market volatility:
Volatility	151.08%-171.20%	103.74%-159.91%
Risk-adjusted interest rate	4.79%	4.76%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of March 31, 2023 and December 31, 2022.

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balances at beginning of period	$—	$$3,116,734
Issuances:
Embedded derivatives	151,858	396,013
Conversions	—	(3,512,747)
Changes in fair value inputs and assumptions reflected in income	(72,369)	—
Balances at end of period	$79,489	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

At March 31, 2023 and December 31, 2022, the Company had a convertible note payable for $25,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. This note was paid off with interest in January 2023.

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

During the periods ended March 31, 2023 and December 31, 2022, the Company paid various related parties for consulting services in the amounts of $128,268 and $431,399 respectively. For the periods ended March 31, 2023 and December 31, 2022, $59,355 and $194,712, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

NOTE 9 – PREFERRED STOCK

Series A Convertible Preferred Stock

The Company previously designated 300,000 shares of Preferred Stock as Series A Convertible Preferred Stock and had issued 200,000 shares. Voting Rights had been established whereby one (1) share of Series A Convertible Preferred Stock has ten (10) equivalent votes of stockholders of the Company's common stock for an aggregate of 10 votes. Each share of Series A Convertible Preferred Stock previously was convertible into ten (10) shares of the Company's common stock. In event of the liquidation of the Company, the shareholders of Series A Convertible Preferred Stock would have preference over the shareholders of the Company's common stock and all other series of Preferred Stock. As of March 31, 2023 and December 31, 2022, there is one share of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of March 31, 2023 and December 31, 2022, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of March 31, 2023 and December 31, 2022, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of March 31, 2023 and December 31, 2022, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

NOTE 10 – STOCK OPTIONS

In connection with a consulting agreement dated March 7, 2022, the Company issued 200,000 options at an exercise price of $0.58 per share. These options vest one-fourth each six months over a period of two years and have a term of three years. The grant date fair value was $55,966. The Company recorded compensation expense in the amount of $5,514 and $18,318 for the periods ended March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, there was $32,134  and $37,648, respectively, of total unrecognized compensation cost related to non-vested portion of options granted.

As of March 31, 2023 and December 31, 2022, there are 200,000 options outstanding, of which 100,000 and 50,000 are exercisable as of March 31, 2023 and December 31, 2022, respectively. The weighted average remaining term is 1.06 years and 1.31 years for the periods ending March 31, 2023 and December 31, 2022, respectively.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.782
Exercise price	$0.5765
Range of expected term	1.75 Years – 2.50 Years

Range of equivalent volatility	29.47% - 37.40%
Range of interest rates	1.55% - 1.68%

NOTE 11 – INCOME TAXES

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

Income taxes consist of the following components as of:

	March 31, 2023	March 31, 2022
Federal income tax benefit attributable to:
Current Operations	$101,988	$279,675
Less: Valuation Allowance	(101,988)	(279,675)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2023 and December 31, 2022, due to the following:

	March 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$612,421	$510,433
Less: Valuation allowance	(612,421)	(510,433)
Net deferred tax asset	$—	$—

At March 31, 2023, the Company had net operating loss carry forwards of approximately $612,000 that may be offset against future taxable income from the year 2022 to 2040. No tax benefit has been reported in the March 2023 and 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	New money raised from investors since March 31, 2023 to May 15, 2023 – $220,000.
•	Series “A” Convertible Preferred Stock terms were modified and the following was approved by the Board of Directors in March 2023. The terms of the stock were modified as follows:
•	The holders of the Series “A” Convertible Preferred Stock shall vote together with the holders of preferred stock (including on an as converted basis) and common stock as a single class. The Series “A” Convertible Preferred Stock stockholder is entitled to 3,000 votes for every one (1) share of Series “A” Convertible Preferred Stock held.
•	The three major shareholders elected to convert 50,000,000 common shares of stock into 16,665 shares of Series “A” Convertible Stock.
•	As of May 15, 2023, this conversion of common into Series “A” Convertible Preferred Stock has not formerly been filed with the Secretary of State for Wyoming. Once that is completed, the financial statements will reflect this change.

NOTE 13 – SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

In accordance with ASC 932, Extractive Activities- Oil and Gas, the Company is required to provide additional information regarding its oil and gas producing activities when those activities are deemed to be significant. According to ASC 932, significance is defined as satisfying one or more of the following criteria: the revenues from oil and gas are 10% or more of total revenues; the operating income (loss) from oil and gas are 10% or more of total income (loss) from operations; the identifiable assets of oil and gas are 10% or more of total assets. In 2022 and 2021, the Company’s oil and gas activities were deemed to be significant since the operating loss from oil and gas is 10% or more of total loss from operations. In addition, there were no oil sales for the three months ended March 31, 2023 and 2022.

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

Existing economic conditions include prices and costs at which economic productivity from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. For the periods ending March 31, 2023 and December 31, 2022, that price would be $77.01 and $94.13, respectively.

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve volumes presented are estimates only and should not be construed as being exact quantities.

The Company’s 479-acre oil field is located in West Texas. Per the Preliminary Reserve Estimate done by an independent geologist, it is estimated to contain 150 million barrels of oil. The geologist estimates the recovery factor at 30% to 40% of the total reserves. Based on the lower estimated quantity and lower the recovery factor, the total barrels of recoverable oil for would be around 45 million barrels. The average price of West Texas Intermediate oil for the three months ending March 31, 2023 was $77.01. This would give an estimated total value of recoverable oil at approximately $3.5 billion. The cost of production would be around $1.0 billion which would leave a net of approximately $2.5 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings to Cyber Enviro-Tech, Inc.

April 29, 2021, was the Announcement Date for the Company to do a reverse stock split of 1:20 and the Market Effective date was April 30, 2021.  The symbol for Cyber Enviro-Tech, Inc. is CETI. All numbers in this 10-Q reflect the reverse split.

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

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of May 15, 2023, the Company is in discussion with various individuals but has not formerly employed any individuals or companies for its B2B Sales Strategy.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issue that exists anywhere in the world. The markets envisioned for the CETI Water system when funds permit would be both domestic (U.S.) and global.

Results of Operations for the Three Months Ending March 31, 2023 and 2022

	2023	2022	$	%
Operating Expenses:
Professional Fees	44,836	8,700	36,136	415%
General and administrative	41,866	30,646	11,220	37%
Consulting	367,810	79,928	287,882	360%
Total operating expenses	454,512	119,274	335,238	287%

Loss from operations	(454,512)	(119,274)	(335,238)	287%

Other Income (Expense):
Change in fair value of derivative	72,369	2,638,153	(2,565,784)	-97%
Loss on issuance of derivative	(86,858)	(149,010)	62,152	-42%
Loss on sale of asset	(3,600)	—	(3,600)	-100%
Interest expense	(31,146)	(1,212,516)	1,181,370	-97%
Change in fair value of contingent liability	(300)	(5,567)	5,267	-95%
Gain on extinguishment of debt	—	627,592	(627,592)	-100%
Total Other Income (Expense)	(49,535)	1,898,652	(1,948,187)	-102%

Net Income (Loss)	$(504,047)	1,779,378	(2,283,425)	-128%

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2022 were up by 37% vs 2021 largely due to an increase in depreciation expense related to assets purchased for the Alvey oil field and travel expenses associated with developing customers and raising money.

Professional fees. These fees are largely made up of audit and audit-related fees ($41,536 and $7,500 as of March 31, 2023 and 2022 respectively). The increase in audit/audit-related fees is due to the Company’s audit performed for 2022 and paid for in 2023. The audit for 2021/2020 was performed in the second half of 2022 so there were lower accounting fees in the first quarter of 2022.

Consulting fees. Increased by 360% due significant push in marketing services related introducing the Company to potential clients and revenue sources. Around $238,000 of this amount is non-cash, stock-based compensation.

Other Income (Expense). Much of this is related to the issuance and conversion of convertible debentures used to raise money for the Company’s operations. $872,000 and $375,000 was raised by the sale of convertible debentures in first quarter of 2023 and 2022, respectively. During the first quarter of 2022, $1,550,000 of these convertible debentures were exchanged for common shares of stock. Since convertible debentures issued before March 31, 2022 did not contain a floor price, estimates were needed to determine the Change in fair value of the derivatives, Loss on issuance of derivatives as well as Gain on extinguishment of debt when the debentures were converted to common shares which resulted in significant variations in income and expenses for accounting purposes. In addition, the change in Interest expense of $1,181,370 was largely due to the amortization of debt discount of $1,188,721. Interest expense is comprised of Debt issue costs, Amortization of debt discount and Interest expense.

Net Income (Loss). The above changes resulted in net loss of $504,047 in the first three months of 2023 compared to a net gain of $1,780,237 in 2022. As noted in “Other Income (Expense)” these large changes were largely due to accounting for derivatives due to the issuance of convertible debentures and March 31, 2022 conversion into common stock as noted above.

Liquidity and Capital Resources

As of March 31, 2023, the Company had total assets of $3,302,292 including current assets of $401,171.  We also have current liabilities of $481,620 which consist of accounts payable of $110,886 and short-term loans payable of $370,734 which is mostly the payable due on the Alvey Oil Field leasehold improvements. We also have $1,047,000 of long-term liabilities consisting of convertible notes payable.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

S-1 Registration Statement Effective January 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of May 15, 2023, none of the 10 million shares of common stock have been sold.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 4. Controls and Procedures.

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

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective at March 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2023, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)	insufficient written policies and procedures for documenting all transactions with vendors.

Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have been able to remediate some of the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

PART II—OTHER INFORMATION

Instruction. The report shall contain the item numbers and captions of all applicable items of Part II, but the text of such items may be omitted provided the responses clearly indicate the coverage of the item. Any item which is inapplicable or to which the answer is negative may be omitted and no reference thereto need be made in the report. If substantially the same information has been previously reported by the registrant, an additional report of the information on this form need not be made. The term “previously reported” is defined in Rule 12b-2 (17 CFR 240. 12b-2). A separate response need not be presented in Part II where information called for is already disclosed in the financial information provided in Part I and is incorporated by reference into Part II of the report by means of a statement to that eﬀect in Part II which specifically identifies the incorporated information.

Item 1. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 1A. Risk Factors.

As a "Smaller Reporting Company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
2/24/2021	New	123,457	Common	0.097	Lester Black	Cash	Restricted
3/18/2021	New	14,286	Common	0.350	Frank Kigenyi	Cash	Restricted
3/20/2021	New	14,286	Common	0.350	Ramonte Parea Hackman	Cash	Restricted
3/22/2021	New	28,572	Common	0.350	Lenora Rodriguez	Cash	Restricted
3/25/2021	New	14,286	Common	0.350	Ernest Bevans	Cash	Restricted
4/5/2021	New	14,286	Common	0.350	Vanessa DeMattei	Cash	Restricted
5/4/2021	New	50,000	Common	0.200	Greg Hebert	Grant fee	Restricted
9/27/2021	New	144,033	Common	0.097	Lester Black	Cash	Restricted
2/25/2022	New	3,000,000	Common	0.078	Markham and ML Broughton RT, Markham Broughton	Cash	Restricted
2/25/2022	New	750,000	Common	0.133	Gary E. Smith Living Trust, Gary Smith	Cash	Restricted
12/31/2022	New	400,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
12/31/2022	New	42,000	Common	0.457	Malcolm Mcquire	Services	Restricted
3/24/2023	New	300,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officers (906)				Furnished*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

*This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Principal Accounting Officer	May 15, 2023 May 15, 2023

