Form 10-Q
period 2023-09-30
Cyber Enviro-Tech, Inc.
filed 2023-11-20
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At October 14, 2023 there were 118,239,283 shares of the registrant’s Common Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYBER ENVIRO-TECH, INC.
BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$539,188	$297,349
Prepaid expenses and other current assets	226,676	95,471
Total current assets	765,864	392,820

Property and equipment, net	3,330,837	2,429,035
Texas Railroad Commission bond	62,537	50,000
Intangible assets	726,897	—
Total Assets	$4,886,135	$2,871,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,214	$149,835
Accrued interest	47,107	7,489
Contingent liability	—	5,700
Note payable – related party	82,057	15,000
Note payable, current maturities, net of discount of$5,255 and $19,887 at September 30, 2023 and December 31, 2022, respectively	338,245	237,613
Convertible notes payable, net of discount of $84,290 at September 30, 2023	5,710	—
Convertible notes payable – related parties	22,000	25,000
Total current liabilities	617,333	440,637
Note payable, less current maturities, net of discount of $1,645 at December 31, 2022	—	183,657
Note payable - related party, less current maturities	71,932	—
Derivative liability	116,559	—
Convertible notes payable, less current maturities	1,980,500	334,202
Total Liabilities	2,786,324	958,496
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 1 share issued and outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 121,254,283 and 115,914,283 shares issued and outstanding, as of September 30,2023 and December 31, 2022, respectively	121,255	115,915
Additional paid-in capital	5,937,382	4,368,442
Common stock to be issued	1,223,939	52,496
Unearned stock compensation	(384,891)	(124,274)
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(4,731,474)	(2,432,820)
Total Stockholders’ Equity	2,099,811	1,913,359
Total Liabilities and Stockholders’ Equity	$4,886,135	$2,871,855

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ending	Three Months Ending	Nine Months Ending	Nine Months Ending
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Sales	$13,897	$58,067	$13,897	$58,067

Cost of Sales	(3,709)	(14,813)	(3,709)	(14,813)

Gross Margin	10,188	43,254	10,188	43,254

Operating Expenses:
Professional fees	19,931	27,752	85,219	66,493
General and administrative	130,552	24,189	262,264	76,372
Consulting	597,566	65,202	1,734,080	218,995
Total operating expenses	748,049	117,413	2,081,563	361,860

Loss from operations	(737,861)	(73,889)	(2,071,375)	(318,606)

Other Income (Expense):
Change in fair value of derivatives	35,172	—	84,564	2,638,153
Loss on issuance of derivatives	(13,513)	—	(100,371)	(149,010)
Loss on sale of asset	—	—	(3,600)	—
Amortization of intangible asset	(31,604)	—	(31,604)	—
Gain on extinguishment of debt	49,248	—	49,248	627,591
Change in fair value of contingent liability	(600)	—	450	(3,031)
Interest expense	(146,870)	(162,287)	(225,966)	(1,386,384)
Total other income (expense)	(108,167)	(162,287)	(227,279)	1,727,319

Net Income (Loss)	$(846,028)	$(236,176)	$(2,298,654)	$1,408,713

Loss per share, basic and diluted	$(0.01)	(0.00)	(0.02)	0.01
Weighted average shares outstanding, basic and diluted	120,471,674	$108,687,787	$117,689,997	$107,437,855

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Special 2020 Series A Preferred		Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		APIC	Treasury Stock	CS to be Issued		Unearned Stock Comp	Accum Deficit	Total
Description	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt			Shares	Amt
Balance, December 31, 2021	1	—	1	—	1	—	1	—	104,204,722	$104,205	$1,141,328	$(66,400)	839,233	$154,164	—	$(3,912,182)	$(2,578,885)
Common stock issued from prior periods	—	—	—	—	—	—	—	—	283,517	284	28,921	—	(283,517)	(29,205)	—	—	—
Shares issued for cash	—	—	—	—	—	—	—	—	750,000	750	99,250	—	—	—	—	—	100,000
Shares issued for conversion of Advance on joint venture	—	—	—	—	—	—	—	—	3,000,000	3,000	230,983	—	—	—	—	—	233,983
Shares issued for services	—	—	—	—	—	—	—	—	50,000	50	9,949	—	—	—	—	—	9,999
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	150,000	75,800	—	—	75,800
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	4,024,201	1,853,196	—	—	1,853,196
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,779,378	1,779,378
Balance, March 31, 2022	1	—	1	—	1	—	1	—	108,288,239	$108,289	$1,510,431	$(66,400)	4,729,917	$2,053,955	—	$(2,132,804)	$1,473,471

Book adjustments - rounding and fractional shares	—	—	—	—	—	—	—	—	—	(128)	—	—	—	—	—	—	(128)
Options granted for services									—	—	4,843	—	—	—	—	—	4,843
Shares issued for services	—	—	—	—	—	—	—	—	—	—	—	—	21,000	11,550	—	—	11,550
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	—	95,699	—	—	95,699
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(154,040)	(154,040)

Book adjustments - rounding and fractional shares	—	—	—	—	—	—	—	—	—	111	—	—	—	—	—	—	111
Options granted for services	—	—	—	—	—	—	—	—	—	—	5,636	—	—	—	—	—	5,636
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	280,000	58,492	—	—	58,492
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	1,774,579	709,829	—	—	709,829
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(236,177)	(236,177)
Balance, September 30, 2022	1	$—	1	$—	1	$—	1	$—	108,288,239	$108,272	$1,520,910	$(66,400)	6,805,496	$2,929,525	—	$(2,523,021)	$1,969,286

Balance, December 31, 2022	1	$—	1	$—	1	$—	1	$—	115,914,283	$115,915	$4,368,442	$(66,400)	—	$52,496	$(124,274)	(2,432,820)	$1,913,359
Common stock issued from prior periods	—	—	—	—	—	—	—	—	—	—	—	—	—	(52,496)	—	—	(52,496)
Options granted for services	—	—	—	—	—	—	—	—	—	—	5,514	—	—	—	—	—	5,514
Shares issued for services	—	—	—	—	—	—	—	—	375,000	375	143,625	—	333,333	140,000	(27,616)	—	256,384
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	300,000	60,000	—	—	60,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504,083)	(504,083)
Balance, March 31, 2023	1	$—	1	$—	1	$—	1	$—	116,289,283	$116,290	$4,517,581	$(66,400)	633,333	$200,000	$(151,890)	$(2,936,903)	$1,678,678

Options granted for services	—	—	—	—	—	—	—	—	—	—	5,575	—	—	—	—	—	5,575
Shares issued for services	—	—	—	—	—	—	—	—	1,950,000	1,950	731,550	—	1,000,000	420,000	(533,821)	—	619,679
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	3,318,180	663,636	—	—	663,636
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(948,543)	(948,543)
Balance, June 30, 2023	1	$—	1	$—	1	$—	1	$—	118,239,283	$118,240	$5,254,706	$(66,400)	4,951,513	$1,283,636	$(685,711)	$(3,885,446)	$2,019,025

Warrants granted in settlement of CS to be issued	—	—	—	—	—	—	—	—	—	—	560,000	—	(1,333,333)	(560,000)	—	—	—
Options granted for services	—	—	—	—	—	—	—	—	—	—	5,636	—	—	—	—	—	5,636
Warrants granted for services	—	—	—	—	—	—	—	—	—	—	111,805	—	—	—	—	—	111,805
Conversion of contingent liability	—	—	—	—	—	—	—	—	15,000	15	5,235	—	—	—	—	—	5,250
Stock compensation earned	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,820	—	300,820
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	3,000,000	3,000	—	—	4,018,055	500,303	—	—	503,303
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(846,028)	(846,028)
Balance, September 30, 2023	1	$—	1	$—	1	$—	1	—	121,254,283	$121,255	$5,937,382	$(66,400)	7,636,235	$1,223,939	$(384,891	$(4,731,474)	$2,099,811

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

 (Unaudited)

	September 30, 2023	September 30, 2022

Cash flow from operating activities:
Net Income (loss)	$(2,298,654)	$1,408,713
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivatives	(84,564)	(2,638,153)
Loss on sale of property and equipment	3,600	—
Loss on issuance of derivatives	100,371	149,010
Options issued for services	6,725	—
Warrants issued for services	671,805	—
Gain on extinguishment of debt	(49,248)	(627,591)
Change in fair value of contingent liability	(5,700)	3,031
Stock compensation	625,133	32,158
Amortization of debt discount	105,749	1,352,759
Depreciation and amortization expense	70,002	30,901
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(143,742)	(50,677)
Accounts payable	(27,621)	221,338
Accrued interest	(15,939)	(35,877)
Net cash from operating activities	(1,042,083)	(154,388)

Cash flows from investing activities:
Proceeds from sale of property and equipment	13,600	—
Purchase of property and equipment	(957,400)	(1,210,148)
Acquisition of licenses from KAM Biotechnology, Ltd.	—	—
Net cash from investing activities	(943,800)	(1,210,148)

Cash flows from financing activities:
Repayment of notes payable	(337,876)	(31,500)
Proceeds from convertible notes payable	3,232,500	1,075,000
Proceeds from notes payable	153,989	—
Repayment of notes payable	(830,891)	—
Proceeds from the sale of common stock	—	100,000
Net cash from financing activities	2,217,722	1,143,500
Net change in cash and cash equivalents	231,839	(221,036)
Cash and cash equivalents at beginning of year	297,349	318,779
Cash and cash equivalents at end of period	$539,188	$97,743

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities:
Stock issued for conversion of advance on joint venture	$—	$233,983
Stock issued for conversion of convertible notes payable and accrued interest	1,166,939	$2,772,702

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

On September 3, 2020, Synergy Management Group, LLC (“Synergy”) and Global Environmental Technologies, Inc (“Global”), which was formed on April 20, 2020, entered into a securities purchase agreement, whereby Synergy sold its share of Special 2020 Series A preferred stock and its one-half share of Series C preferred stock to Global for $66,400 ($40,000 in cash and 15,000 shares of stock, post reverse split of one share for every 20 shares on April 30, 2021). The shares of stock were to be awarded contingent upon the effectiveness of a S-1 Registration Statement which occurred in 2023 and the stock has been issued. As such, the only contingent liability on the Balance Sheet was on December 31, 2022 for $5,700.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2023 and December 31, 2022.

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

Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis, unless another systematic and rational method better represents the consumption of the economic benefits. Intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or more frequently if there are indications of impairment. The intangible assets consists of exclusive licenses obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to September of $31,604, for a net of $726,896.

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

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $2,332,030 and $1,604,983 at September 30, 2023 and December 31, 2022, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the nine months ended September 30, 2023 and 2022, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the nine months ending September 30, 2023 and 2022, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At September 30, 2023 and December 31, 2022, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of- production method based on proved reserves and estimated salvage values. During the nine months ended September 30, 2023 and 2022, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the nine months ended September 30, 2023 and 2022, there was no impairment to proved properties.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three and nine months ended September 30, 2023 and 2022, the Company recorded $418,261, $1,305,413, $5,636 and $31,862 in stock-based compensation expense, respectively. In addition, the Company recorded unearned stock compensation of $384,891 and $124,274 at September 30, 2023 and December 31, 2022, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023. There were no fair value instruments as of December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$116,559	$116,559
Total	$—	$—	$116,559	$116,559

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2023 and December 31, 2022, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the financial statements.

In February 2021, the Company entered into an agreement to operate the wells on the Alvey Oil Field. Under this agreement, the Company owes a contingent amount based upon a 18.75% of the Working Interest less any rework and production costs to the Estate of Danny Hyde (“EDH) the former owner of the operator of record for the Alvey Oil Field. The rework costs incurred by the Company to date have been over $1 million so it is not anticipated any contingent payments will be made to EDH in 2023. In addition, the Company owes 20% of gross sales less severance tax to the landowners. At the same time of this agreement, the Company purchased $450,000 of equipment from the entity formerly owned by Danny Hyde. The Company is still evaluating the allocation of that purchase price to various assets acquired and potential liabilities assumed. The final allocation may be different than the current presentation.

NOTE 5 – PROPERTY AND EQUIPMENT

As of September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022	Useful Lives
Equipment	$998,754	$782,576	5 to 20 years
Vehicles	87,000	99,700	5 to 15 years
Well development costs	2,332,030	1,604,983	*
Less accumulated depreciation	(86,947)	(58,224)	—
Property and equipment, net	$3,330,837	$2,429,035	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of September 30, 2023, a minimal amount of oil has been produced and work is ongoing to determine how to determine how to get regular production from the field.

Depreciation expense for the three months ended September 30, 2023 and 2022 was $12,646 and $12,673, respectively, and for the nine months ended September 30, 2023 and 2022 it was $38,398 and $30,901, respectively.

NOTE 6 – DEBT

	September 30, 2023	December 31, 2022
Note payable	$360,635	$443,500
Note payable – related party	153,989	15,000
Convertible notes payable	2,070,500	386,000
Convertible notes payable – related party	22,000	25,000
	2,607,124	869,500
Debt discount	(106,680)	(74,028)
	2,500,444	795,472
Less current portion	365,955	277,613
Long term portion	$2,134,489	$517,859

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2023	179,500
2024	276,000
2025	2,151,624
$2,607,124

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of September 30, 2023 and December 31, 2022, the Company had repaid $106,500 leaving a balance of $343,500. The remaining amount due was to be paid in installments of $10,500 over an 18-month period of time that began in July 2022, with a balloon payment of any unpaid balance after 18 months. The note has an imputed interest rate of 7%.

At December 31, 2022, the Company had a note payable to a shareholder for $100,000 along with interest of $10,000. Repayment was due in January 2023 and the shareholder decided to take $50,000 in cash and converted the remaining $60,000 to common stock. These shares were not issued as of November 16, 2023.

At December 31, 2022, the Company had a note payable to a related party for $15,000 with an interest rate of 7%. This loan was paid off in January 2023.

In May 2023, the Company acquired certain intellectual property rights from KAM Biotechnology. The total acquisition price was $800,000 ($758,501 after discount). As of September 30, 2023, the Company has repaid $782,865 leaving a balance of $417,135. The note matures in April 2025 and is non-interest bearing; therefore, it is discounted on the Balance Sheet.

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001. $3,000 of this note was sold to another party and that party converted its loan into 3,000,000 shares of common stock. The note matured on September 23, 2020 and is in default.

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

During the first nine months of 2023, the Company raised a net of another $3,232,500 in convertible notes payable. The terms were the same as the convertible notes payable issued in December 2022 with the exception of two notes, one for $69,250 incurred in January 2023 and paid off in July 2023 and the second for $90,000 incurred in September 2023. Each note bears interest at 8% and the second note is payable at maturity of September 20, 2024. The second note is convertible into common stock at issuer’s option beginning March 20, 2024 at a 35% discount off of the lowest price for the ten preceding trading days.

During the first nine months of 2023, the Company converted $1,163,938 of notes payable plus accrued interest into 10,654,425 shares of common stock to be issued. As of September 30, 2022, $2,070,500 worth of convertible notes payable remained.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	September 30, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	533,622	$116,559
Total	533,622	$116,559

There were no fair value instruments as of December 31, 2022.

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended September 30, 2023 and 2022:

	For the Three months Ended
	September 30, 2023	September 30, 2022
Embedded derivatives	$(18,046)	$—
Loss on issuance of derivative	(13,513)	—
Total gain (loss)	$(31,559)	$—

	For the Nine months Ended
	September 30, 2023	September 30, 2022
Embedded derivatives	$84,564	$—
Loss on issuance of derivative	(100,371)	—
Total gain (loss)	$(15,807)	$—

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	September 30, 2023
Quoted market price on valuation date	$0.3338	$0.3338
Effective contractual conversion rates	$0.1690	$0.1680
Contractual term to maturity	1 year	0.98 years
Market volatility:
Volatility	143.96%-730.38%	123.27%-733.78%
Risk-adjusted interest rate	8.48%	8.44%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of September 30, 2023 and December 31, 2022.

	Nine months Ended September 30, 2023	Year Ended December 31, 2022
Balances at beginning of period	$—	$3,116,734
Issuances:
Embedded derivatives	250,371	396,013
Conversions	(49,248)	(3,512,747)
Changes in fair value inputs and assumptions reflected in income	(84,564)	—
Balances at end of period	$116,559	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

At September 30, 2023 and December 31, 2022, the Company had a convertible note payable for $22,000 and $25,000, respectively, with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. This note was paid off with interest in January 2023.

For the three and nine months ended September 30, 2023 and 2022 and December 31, 2022, the Company paid various related parties for consulting services in the amounts of $113,725, $346,325, $62,750, $265,750 and $431,399 respectively. For the periods ended September 30, 2023 and December 31, 2022, $90,608 and $194,712, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest was paid and is being amortized over the six-month period of time.

NOTE 9 – PREFERRED STOCK

Series A Convertible Preferred Stock

The Company previously designated 200,000 shares of Preferred Stock as Series A Convertible Preferred Stock and had issued 200,000 shares. Voting Rights had been established whereby one (1) share of Series A Convertible Preferred Stock has ten (10) equivalent votes of stockholders of the Company's common stock for an aggregate of 10 votes. Each share of Series A Convertible Preferred Stock previously was convertible into ten (10) shares of the Company's common stock. In event of the liquidation of the Company, the shareholders of Series A Convertible Preferred Stock would have preference over the shareholders of the Company's common stock and all other series of Preferred Stock. As of September 30, 2023 and December 31, 2022, there is one share of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of September 30, 2023 and December 31, 2022, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of September 30, 2023 and December 31, 2022, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of September 30, 2023 and December 31, 2022, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

NOTE 10 – STOCK OPTIONS AND WARRANTS

In connection with a consulting agreement dated March 7, 2022, the Company issued 200,000 options at an exercise price of $0.58 per share. These options vest one-fourth each six months over a period of two years and have a term of three years. The grant date fair value was $55,966. The Company recorded compensation expense in the amount of $16,725  and $18,318 for the periods ended September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, there was $20,923 and $37,648, respectively, of total unrecognized compensation cost related to non-vested portion of options granted.

As of September 30, 2023 and December 31, 2022, there are 200,000 options outstanding, of which 100,000 and 50,000 are exercisable as of September 30, 2023 and December 31, 2022, respectively. The weighted average remaining term is 0.56 years and 1.31 years for the periods ending September 30, 2023 and December 31, 2022, respectively.

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.782
Exercise price	$0.5765
Range of expected term	1.75 Years – 2.50 Years

Range of equivalent volatility	29.47% - 37.40%
Range of interest rates	1.55% - 1.68%

In connection with a consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock along with a monthly consulting fee. This common stock was valued at $0.42, the date of the agreement, and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 in replacement for the stock and extend the agreement until June 30, 2024. This resulted in an additional $447,222 in consulting expenses which was equally amortized over the next twelve months resulting in $111,805 of stock compensation being recognized in the 3rd Quarter 2023

NOTE 11 – INCOME TAXES

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

Income taxes consist of the following components as of:

	September 30, 2023	September 30, 2022
Federal income tax benefit attributable to:
Current Operations	$613,151	$343,101
Less: Valuation Allowance	(613,151)	(343,301)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended September 30, 2023 and December 31, 2022, due to the following:

	September 30, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$1,420,862	$510,433
Less: Valuation allowance	(1,420,862)	(510,433)
Net deferred tax asset	$—	$—

At September 30, 2023, the Company had net operating loss carry forwards of $1,420,862 that may be offset against future taxable income from the year 2023 to 2040. No tax benefit has been reported in the September 2023 and December 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	New convertible debentures were issued to investors between October 1, 2023 to November 14, 2023 totaling $215,000.

•	Series “A” Convertible Preferred Stock terms were modified and the following was approved by the Board of Directors in March 2023. The terms of the stock were modified as follows:

•	The holders of the Series “A” Convertible Preferred Stock shall vote together with the holders of preferred stock (including on an as converted basis) and common stock as a single class. The Series “A” Convertible Preferred Stock stockholder is entitled to 3,000 votes for every one (1) share of Series “A” Convertible Preferred Stock held.

•	The three major shareholders elected to convert 50,000,000 common shares of stock into 16,665 shares of Series “A” Convertible Stock.

•	As of November 16, 2023, this conversion of common into Series “A” Convertible Preferred Stock has not formerly been filed with the Secretary of State for Wyoming. Once that is completed, the financial statements will reflect this change.

NOTE 13 – SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

In accordance with ASC 932, Extractive Activities- Oil and Gas, the Company is required to provide additional information regarding its oil and gas producing activities when those activities are deemed to be significant. According to ASC 932, significance is defined as satisfying one or more of the following criteria: the revenues from oil and gas are 10% or more of total revenues; the operating income (loss) from oil and gas are 10% or more of total income (loss) from operations; the identifiable assets of oil and gas are 10% or more of total assets. In 2023 and 2022, the Company’s oil and gas activities were deemed to be significant since the operating loss from oil and gas is 10% or more of total loss from operations. In addition, there were no oil sales for the nine months ended September 30, 2023 and 2022.

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

Existing economic conditions include prices and costs at which economic productivity from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. For the periods ending September 30, 2023 and December 31, 2022, that price would be $70.64 and $94.13, respectively.

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve volumes presented are estimates only and should not be construed as being exact quantities.

The Company’s 479-acre oil field is located in West Texas. Per the Preliminary Reserve Estimate done by an independent geologist, it is estimated to contain 150 million barrels of oil. The geologist estimates the recovery factor at 30% to 40% of the total reserves. Based on the lower estimated quantity and lower the recovery factor, the total barrels of recoverable oil for would be around 45 million barrels. The average price of West Texas Intermediate oil for the nine months ending September 30, 2023 was $90.79. This would give an estimated total value of recoverable oil at approximately $4.0 billion. The cost of production would be around $1.0 billion which would leave a net of approximately $3.0 billion.

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

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of October 14, 2023, the Company is in discussion with various individuals and has formed consulting arrangements with experts the oil industry, meat packing industry and acquired licenses from KAM Biotechnology to be used in both industries. In all cases, these contacts will be valuable in pursuing the Company’s B2B Sales Strategy.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issue that exists anywhere in the world. The markets envisioned for the CETI Water system when funds permit would be both domestic (U.S.) and global.

Results of Operations for the Three months Ending September 30, 2023 and 2022

	2023	2022	$	%
Revenue:
Sales	$13,897	$58,067	$(44,170)	(76%)
Cost of Goods Sold	(3,709)	(14,813)	11,105	(75%)
Gross Margin	10,188	43,254	(33,066)	(76%)

Operating Expenses:
Professional Fees	19,931	27,752	(7,821)	(28%)
General and administrative	130,552	24,189	106,363	440%
Consulting	597,566	65,202	532,364	816%

Total operating expenses	748,049	117,144	630,906	658%

Loss from operations	(737,861)	(73,890)	(663,971)	899%

Other Income (Expense):
Change in fair value of derivative	35,172	—	35,172	100%
Loss on issuance of derivative	(13,513)	—	(13,513)	(100%)
Amortization of intangible asset	(31,604)	—	(31,604)	(100%)
Gain on extinguishment of debt	49,248	—	49,248	100%
Change in fair value of contingent liability	(600)	—	(600)	(100%)
Interest expense	(146,870)	(162,287)	15,417	10%
Total Other Expense	(108,167)	(162,287)	(54,120)	33%

Net Income (Loss)	$(846,028)	$(236,177)	$(609,851)	258%

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2023 were up by 440% vs 2022 largely due to an increase in travel expenses associated with developing customers and raising money.

Professional fees. These fees are largely made up of audit and audit-related fees ($14,550 and $20,500 as of September 30, 2023 and 2022 respectively). The decrease in audit/audit-related fees is due to the Company’s audit performed in 2023 for 2022. The audit for 2021/2020 was performed in the second half of 2022 so there were lower accounting fees in the first half of 2022.

Consulting fees. Increased by 816% due significant push in marketing services related introducing the Company to potential clients and revenue sources. Around $418,000 of this amount is non-cash, stock-based compensation.

Other Income (Expense). The Company paid off two loans in the third quarter 2023 and, along with the raise $610,500 and $300,000 by the sale of convertible debentures in third quarter of 2023 and 2022, respectively, largely accounted for the increase in interest expense.

Net Income (Loss). The above changes resulted in net loss of $846,028 in the three months ending September 30, 2023 compared to a net loss of $236,177 in the third quarter of 2022. As noted in “Consulting fees” these large changes were largely due to non-cash, the stock-based compensation paid to a variety of consultants.

Results of Operations for the Nine months Ending September 30, 2023 and 2022

	2023	2022	$	%
Revenue:
Gross Sales	$13,897	$58,067	$(44,170)	(76%)
Cost of Goods Sold	(3,709)	(14,813)	(11,104)	(76%)
Gross Margin	10,188	43,254	(33,066)	(76%)

Operating Expenses:
Professional Fees	85,219	49,952	35,267	71%
General and administrative	261,663	76,372	185,291	243%
Consulting	1,734,080	222,854	1,651,227	741%
Total operating expenses	2,080,962	349,178	1,871,785	536%

Loss from operations	(2,070,774)	(305,924)	(1,904,851)	(623%)

Other Income (Expense):
Change in fair value of derivative	84,564	2,638,153	(2,553,589)	(97%)
Loss on issuance of derivative	(100,371)	(149,010)	48,639	(33%)
Loss on sale of asset	(3,600)	—	(3,600)	(100%)
Amortization of intangible assets	(31,604)	—	(31,604)	(100%)
Gain on extinguishment of debt	49,248	627,591	(578,343)	100%
Change in fair value of contingent liability	450	(3,031)	3,481	(115%)
Interest expense	(225,966)	(1,327,891)	1,101,925	(83%)
Total Other Expense	(227,279)	1,785,812	(2,013,091)	(113%)

Net Income (Loss)	$(2,298,053)	$1,479,888	$(3,777,941)	(255%)

General and Administrative Expenses. General and administrative expenses for the year nine months ended September 30, 2023 were up by 741% vs 2022 largely due to an increase in travel expenses associated with developing customers and raising money.

Professional fees. These fees are largely made up of audit and audit-related fees ($71,839 and $39,652 for the nine months ending September 30, 2023 and 2022 respectively). The increase in audit/audit-related fees is due to an increase in fees charged and more audited/reviewed periods for the first nine months of 2023 vs 2022.

Consulting fees. Increased by 243% due significant push in marketing services related introducing the Company to potential clients and revenue sources. $1,305,413 of this amount is non-cash, stock-based compensation.

Other Income (Expense). Much of this is related to the issuance and conversion of convertible debentures used to raise money for the Company’s operations. $2,662,500 and $1,075,000 was raised by the sale of convertible debentures in first nine months of 2023 and 2022, respectively. During the first quarter of 2022, $1,550,000 of these convertible debentures were exchanged for common shares of stock. Since convertible debentures issued before March 31, 2022 did not contain a floor price, estimates were needed to determine the change in fair value of the derivatives, loss on issuance of derivatives as well as gain on extinguishment of debt when the debentures were converted to common shares which resulted in significant variations in income and expenses for accounting purposes. In addition, the change in Interest expense of $1,101,925 was largely due to the change in amortization of debt discount of $1,006,673. Interest expense is comprised of debt issue costs, amortization of debt discount and interest expense.

Net Income (Loss). The above changes resulted in net loss of $2,298,053 in the first nine months of 2023 compared to a net income of $1,479,888 in 2022. As noted in “Other Income (Expense)” these large changes were largely due to accounting for derivatives due to the issuance of convertible debentures and March 31, 2022 conversion into common stock as noted above.

Liquidity and Capital Resources

As of September 30, 2023, the Company had total assets of $4,886,135 including current assets of $765,864.  We also have current liabilities of $617,333 which consist of accounts payable of $122,214 and short-term loans payable of $338,245 which is the payable due on the Alvey Oil Field leasehold improvements. We also have $2,168,991   of long-term liabilities consisting of $1,980,500 of convertible notes payable.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

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

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective at September 30, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Item 1A. Risk Factors.

As a "Smaller Reporting Company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
2/24/2021	New	123,457	Common	0.097	Lester Black	Cash	Restricted
3/18/2021	New	14,286	Common	0.350	Frank Kigenyi	Cash	Restricted
3/20/2021	New	14,286	Common	0.350	Ramonte Parea Hackman	Cash	Restricted
3/22/2021	New	28,572	Common	0.350	Lenora Rodriguez	Cash	Restricted
3/25/2021	New	14,286	Common	0.350	Ernest Bevans	Cash	Restricted
4/5/2021	New	14,286	Common	0.350	Vanessa DeMattei	Cash	Restricted
5/4/2021	New	50,000	Common	0.200	Greg Hebert	Grant fee	Restricted
9/27/2021	New	144,033	Common	0.097	Lester Black	Cash	Restricted
2/25/2022	New	3,000,000	Common	0.078	Markham and ML Broughton RT, Markham Broughton	Cash	Restricted
2/25/2022	New	750,000	Common	0.133	Gary E. Smith Living Trust, Gary Smith	Cash	Restricted
12/31/2022	New	400,000	Common	0.420	Joe Isaacs, Axiom Group	Services	Restricted
12/31/2022	New	42,000	Common	0.457	Malcolm Mcquire	Services	Restricted
3/24/2023	New	300,000	Common	0.420	Joe Isaacs, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Crow	Services	Restricted
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Liability Paid	Restricted

Securities authorized for issuance under equity compensation plans

The Company has not reserved any securities for issuance under equity compensation plans for any officers, directors or any beneficial owners.

In connection with a consulting agreement dated March 7, 2022, the Company issued 200,000 options at an exercise price of $0.58 per share. These options vest one-fourth each six months over a period of two years and have a term of three years. The grant date fair value was $55,966. The Company recorded compensation expense in the amount of $5,636, $5,636, $16,725, $12,682 and $18,318 for the three and nine months ended September 30, 2023 and 2022 and for the year ended December 31, 2022  , respectively. As of June 30, 2023 and December 31, 2022, there was $20,922 and $37,648   , respectively, of total unrecognized compensation cost related to non-vested portion of options granted.

As of September 30, 2023 and December 31, 2022, there are 200,000 options for both years of which 100,000 and 50,000 are exercisable as of September 30, 2023 and December 31, 2022, respectively. The weighted average remaining term is 0.56 years and 1.31 years for the periods ending September 30, 2023 and December 31, 2022, respectively.

In connection with a consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock along with a monthly consulting fee. This common stock was valued at $0.42, the date of the agreement, and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 and extend the agreement until June 30, 2024. This resulted in an additional $447,222 in consulting expenses which was equally amortized over the next twelve months resulting in $111,805 of stock compensation being recognized in the 3rd Quarter 2023.

The Company has not reserved any securities for issuance under equity compensation plans for any officers, directors or any beneficial owners. The individual below are consultants and part of their compensation is in stock as follows:

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

The Company has had a working relationship with US Affiliated, Inc, owned by Karen Fowler, for the past year. To keep the company engaged, CETI gave US Affiliated, Inc 1,000,000 common shares for professional services.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Kim D. Southworth	Chief Executive Officer	November 20, 2023
Kim D. Southworth

/s/ Dan Leboffe	Principal Accounting Officer
Dan Leboffe		November 20, 2023

