Form 10-Q/A
period 2023-09-30
Cyber Enviro-Tech, Inc.
filed 2023-11-30
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Cyber Enviro-Tech, Inc., for the period ended September 30, 2023, filed with the Securities and Exchange Commission on November 20, 2023 (the “Form 10-Q”), is to correct a typographical error in the following:

1)	Corrected some numbers for 12/31/2022 in the 10-Q to agree with the 2022 10-K filed 3/31/2023:

a.	Discount on Notes Payable. Change from $1,645 to $2,343

b.	Series A Preferred shares authorized is 300,000 not 200,000. Issued and outstanding shares did not change.

c.	Statement of Equity – Common Stock To Be Issued, added number of shares – 154,400

d.	Footnote #6 – changed Note Payable to $458,500 from $443,500

2)	Footnote #6 – Note Payable remaining on KAM Biotechnology for debt should be $17,135 as of 9/30/2023 not $417,135.

Except for the clerical error noted in #2 above, this Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYBER ENVIRO-TECH, INC.
BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$539,188	$297,349
Prepaid expenses and other current assets	226,676	95,471
Total current assets	765,864	392,820

Property and equipment, net	3,330,837	2,429,035
Texas Railroad Commission bond	62,537	50,000
Intangible assets	726,897	—
Total Assets	$4,886,135	$2,871,855

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,214	$149,835
Accrued interest	47,107	7,489
Contingent liability	—	5,700
Note payable – related party	82,057	15,000
Note payable, current maturities, net of discount of$5,255 and $19,887 at September 30, 2023 and December 31, 2022, respectively	338,245	237,613
Convertible notes payable, net of discount of $84,290 at September 30, 2023	5,710	—
Convertible notes payable – related parties	22,000	25,000
Total current liabilities	617,333	440,637
Note payable, less current maturities, net of discount of $2,343 at December 31, 2022	—	183,657
Note payable - related party, less current maturities	71,932	—
Derivative liability	116,559	—
Convertible notes payable, less current maturities	1,980,500	334,202
Total Liabilities	2,786,324	958,496
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Series A Convertible Preferred Stock, par value $0.001, 300,000 shares authorized; 1 share issued and outstanding	—	—
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 121,254,283 and 115,914,283 shares issued and outstanding, as of September 30,2023 and December 31, 2022, respectively	121,255	115,915
Additional paid-in capital	5,937,382	4,368,442
Common stock to be issued	1,223,939	52,496
Unearned stock compensation	(384,891)	(124,274)
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(4,731,474)	(2,432,820)
Total Stockholders’ Equity	2,099,811	1,913,359
Total Liabilities and Stockholders’ Equity	$4,886,135	$2,871,855

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

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Special 2020 Series A Preferred		Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		APIC	Treasury Stock	CS to be Issued		Unearned Stock Comp	Accum Deficit	Total
Description	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt	Shares	Amt			Shares	Amt
Balance, December 31, 2021	1	—	1	—	1	—	1	—	104,204,722	$104,205	$1,141,328	$(66,400)	839,233	$154,164	—	$(3,912,182)	$(2,578,885)
Common stock issued from prior periods	—	—	—	—	—	—	—	—	283,517	284	28,921	—	(283,517)	(29,205)	—	—	—
Shares issued for cash	—	—	—	—	—	—	—	—	750,000	750	99,250	—	—	—	—	—	100,000
Shares issued for conversion of Advance on joint venture	—	—	—	—	—	—	—	—	3,000,000	3,000	230,983	—	—	—	—	—	233,983
Shares issued for services	—	—	—	—	—	—	—	—	50,000	50	9,949	—	—	—	—	—	9,999
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	150,000	75,800	—	—	75,800
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	4,024,201	1,853,196	—	—	1,853,196
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,779,378	1,779,378
Balance, March 31, 2022	1	—	1	—	1	—	1	—	108,288,239	$108,289	$1,510,431	$(66,400)	4,729,917	$2,053,955	—	$(2,132,804)	$1,473,471

Book adjustments - rounding and fractional shares	—	—	—	—	—	—	—	—	—	(128)	—	—	—	—	—	—	(128)
Options granted for services									—	—	4,843	—	—	—	—	—	4,843
Shares issued for services	—	—	—	—	—	—	—	—	—	—	—	—	21,000	11,550	—	—	11,550
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	—	95,699	—	—	95,699
Net Income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(154,040)	(154,040)

Book adjustments - rounding and fractional shares	—	—	—	—	—	—	—	—	—	111	—	—	—	—	—	—	111
Options granted for services	—	—	—	—	—	—	—	—	—	—	5,636	—	—	—	—	—	5,636
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	—	—	—	—	—	—	280,000	58,492	—	—	58,492
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	1,774,579	709,829	—	—	709,829
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(236,177)	(236,177)
Balance, September 30, 2022	1	$—	1	$—	1	$—	1	$—	108,288,239	$108,272	$1,520,910	$(66,400)	6,805,496	$2,929,525	—	$(2,523,021)	$1,969,286

Balance, December 31, 2022	1	$—	1	$—	1	$—	1	$—	115,914,283	$115,915	$4,368,442	$(66,400)	154,400	$52,496	$(124,274)	(2,432,820)	$1,913,359
Common stock issued from prior periods	—	—	—	—	—	—	—	—	—	—	—	—	(154,400)	(52,496)	—	—	(52,496)
Options granted for services	—	—	—	—	—	—	—	—	—	—	5,514	—	—	—	—	—	5,514
Shares issued for services	—	—	—	—	—	—	—	—	375,000	375	143,625	—	333,333	140,000	(27,616)	—	256,384
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	300,000	60,000	—	—	60,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(504,083)	(504,083)
Balance, March 31, 2023	1	$—	1	$—	1	$—	1	$—	116,289,283	$116,290	$4,517,581	$(66,400)	633,333	$200,000	$(151,890)	$(2,936,903)	$1,678,678

Options granted for services	—	—	—	—	—	—	—	—	—	—	5,575	—	—	—	—	—	5,575
Shares issued for services	—	—	—	—	—	—	—	—	1,950,000	1,950	731,550	—	1,000,000	420,000	(533,821)	—	619,679
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—	—	3,318,180	663,636	—	—	663,636
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(948,543)	(948,543)
Balance, June 30, 2023	1	$—	1	$—	1	$—	1	$—	118,239,283	$118,240	$5,254,706	$(66,400)	4,951,513	$1,283,636	$(685,711)	$(3,885,446)	$2,019,025

Warrants granted in settlement of CS to be issued	—	—	—	—	—	—	—	—	—	—	560,000	—	(1,333,333)	(560,000)	—	—	—
Options granted for services	—	—	—	—	—	—	—	—	—	—	5,636	—	—	—	—	—	5,636
Warrants granted for services	—	—	—	—	—	—	—	—	—	—	111,805	—	—	—	—	—	111,805
Conversion of contingent liability	—	—	—	—	—	—	—	—	15,000	15	5,235	—	—	—	—	—	5,250
Stock compensation earned	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,820	—	300,820
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	3,000,000	3,000	—	—	4,018,055	500,303	—	—	503,303
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(846,028)	(846,028)
Balance, September 30, 2023	1	$—	1	$—	1	$—	1	—	121,254,283	$121,255	$5,937,382	$(66,400)	7,636,235	$1,223,939	$(384,891	$(4,731,474)	$2,099,811

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

NOTE 6 – DEBT

	September 30, 2023	December 31, 2022
Note payable	$360,635	$458,500
Note payable – related party	153,989	—
Convertible notes payable	2,070,500	386,000
Convertible notes payable – related party	22,000	25,000
	2,607,124	869,500
Debt discount	(106,680)	(74,028)
	2,500,444	795,472
Less current portion	365,955	277,613
Long term portion	$2,134,489	$517,859

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2023	179,500
2024	276,000
2025	2,151,624
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

In May 2023, the Company acquired certain intellectual property rights from KAM Biotechnology. The total acquisition price was $800,000 ($758,501 after discount). As of September 30, 2023, the Company has repaid $782,865 leaving a balance of $17,135. The note matures in April 2025 and is non-interest bearing; therefore, it is discounted on the Balance Sheet.

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

Signature	Title	Date

/s/ Kim D. Southworth	Chief Executive Officer	November 30, 2023
Kim D. Southworth

/s/ Dan Leboffe	Principal Accounting Officer
Dan Leboffe		November 30, 2023

