Form 10-K
period 2023-12-31
Cyber Enviro-Tech, Inc.
filed 2024-03-28
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 30,030,948 shares of common stock held by non-affiliates of the issuer on such date was $9,309,594.

At March 18, 2024 there were 81,861,713 shares of the registrant’s Common Stock issued and outstanding.

Cyber Enviro-Tech, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2023

i

Explanatory Note

In this Annual Report on Form 10-K, Cyber Enviro-Tech, Inc. is sometimes referred to as the “Company”, “we”, “our”, “us” or “registrant” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business – OVERVIEW OF OUR COMPANY

Our Company

CYBER ENVIRO-TECH, INC. ("the Company", "CETI") was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986 (“Inception”).

CETI is a water technology Company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. Our water filtration and alternative energy systems will have neural sensors, controls and networks - all connected to a cellular device. The Company has aggregated technologies to produce a water filtration system. CETI will be outsourcing the production of its water filtration systems. However, the Company intends to generate revenues from its revenue share with its clients. At this time CETI has not entered into any outsourcing agreements with third parties.

We are an exploration stage company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We currently own the mineral rights to a 479- acre, 33-well, Pilot Oil Field located in Callahan County, Texas.

GENERAL OVERVIEW

Form and year of organization;

Cyber Enviro-Tech, Inc., also referred to as “CETI” and the “Company”, was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986.

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

Electronic Biotek, Inc April 1986

Business of the Cyber Enviro-Tech, Inc.;

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We do this by integrating technologies to include cyber, aerospace, satellite, industrial and AI engineering telemetry. Our water filtration, waste water and alternative energy systems will have neural sensors, controls and networks - all connected to a cellular device. Our pilot project, where we are the operator of record, is on a 479-acre, 33-well, oil field in Callahan County, Texas. Approximately a third of them have been converted from the old pumper jack systems to CETI’s current system.

The Company is also testing its oil water filtration machine in a few locations Southwest Texas. Upon successful completion, the Company has preliminary agreements in place to expand to at least three other locations in Texas.

During 2023, the Company purchased the licensing to several patents from KAM Biotechnology, Ltd. These patents enhance the Company’s ability to treat wastewater in an environmentally friendly manner.

Our focus for the current fiscal year will be on:

1)	Expanding our water and oil filtration operations in the Middle East and Texas
2)	Developing in initial commercial tests with at least one significant meat packing client
3)	Further developing oil production on 479-acre Pilot Oil Field in Callahan County, Texas.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of December 31, 2023 the Company has independent services contracts with three individuals for its B2B sales strategy – two in oil and gas and one in the meat packing industry.

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

Research and Development

We have invested $34,500 in research and development of our oil/water filtration machine as well as approximately $2.6 million in getting our Pilot Oil Field project (the Alvey Ranch) back into production. The former has been expensed and the latter capitalized.

Personnel

As of December 31, 2023, we have no employees but the Company does have 12 full-time and part-time consultants. .

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

In addition to the working interest payments due to EDH from well production, EDH will receive $450,000 to be paid in installments. As of December 31, 2023, the remaining amount owed is $343,500.

Our focus for the current fiscal year will be on further locating and developing new working interest opportunities, while continuing to pursue acquisition of new leases and/or existing oil and gas wells which have potential for production based on the addition of our water filtration system, if revenues warrant.

Item 3. Legal Proceedings.

We are not a party to legal proceedings. However, CETI owes $343,500 to EDH but the Company maintains that EDH owes CETI over $400,000 for unreimbursed working interest expenses. No lawsuits have been filed and discussions are ongoing.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for listing on the OTC Bulletin Board under the symbol CETI on October 6, 2020.   As of December 31, 2023, there were 440 active shareholders and the total shares outstanding of 77,467,573. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2023	HIGH	LOW
Fourth Quarter	$0.40	$0.32
Third Quarter	$0.60	$0.24
Second Quarter	$0.40	$0.31
First Quarter	$0.44	$0.30

Fiscal Year Ended December 31, 2022	HIGH	LOW
Fourth Quarter	$0.42	$0.20
Third Quarter	$0.60	$0.20
Second Quarter	$0.85	$0.40
First Quarter	$1.27	$0.06

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

Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
2/24/2021	New	123,457	Common	0.097	Lester Black	Cash	Restricted
3/18/2021	New	14,286	Common	0.350	Frank Kigenyi	Cash	Restricted
3/20/2021	New	14,286	Common	0.350	Ramonte Parea Hackman	Cash	Restricted
3/22/2021	New	28,572	Common	0.350	Lenora Rodriguez	Cash	Restricted
3/25/2021	New	14,286	Common	0.350	Ernest Bevans	Cash	Restricted
4/5/2021	New	14,286	Common	0.350	Vanessa DeMattei	Cash	Restricted
5/4/2021	New	50,000	Common	0.200	Greg Hebert	Grant fee	Restricted
9/27/2021	New	144,033	Common	0.097	Lester Black	Cash	Restricted
2/25/2022	New	3,000,000	Common	0.078	Markham and ML Broughton RT, Markham Broughton	Cash	Restricted
2/25/2022	New	750,000	Common	0.133	Gary E. Smith Living Trust, Gary Smith	Cash	Restricted
12/31/2022	New	400,000	Common	0.420	Joe Isaacs, Axiom Group	Services	Restricted
12/31/2022	New	42,000	Common	0.457	Malcolm Mcquire	Services	Restricted
3/24/2023	New	300,000	Common	0.420	Joe Isaacs, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Lability Paid	Restricted
10/18/2023	New	600,000	Common	0.10	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.10	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.10	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.10	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.10	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted

11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.10	McKellar R Trust, Winston McKellar, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.10	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.10	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.10	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.10	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	253,020	Common	0.10	Dwayne Hay	Debt conv	Restricted

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

On June 3, 2023, the company entered into a consulting agreement with Ken Waters for professional services wherein the Company issued 1,000,000 options with a strike price of $0.20 a share.

On September 15, 2023, the company entered into a consulting agreement with Kaybrook Client Consulting LLC, Harry Datys, for professional services wherein the Company issued 3,950,000 warrants at a par value of $0.001.

On November 6, 2023 the company entered into a distribution and consulting agreement with Delta, Serdar Gurel, for professional services wherein the Company paid 1,000,000 common shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Holders of Record

As of December 31, 2023, there were 440 record holders and 429 as of December 31, 2022, of the Company’s common stock.

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

GENERAL OVERVIEW

Business Background

Cyber Enviro-Tech, Inc. is a publicly held Wyoming water technology Company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry.

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

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings to Cyber Enviro-Tech, Inc.

DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our pilot project is an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. The Company is also testing its oil water filtration machine in a few locations Southwest Texas. Upon successful completion, the Company has preliminary agreements in place to expand to at least three other locations in Texas.

GENERAL OVERVIEW

Form and year of organization;

Cyber Enviro-Tech, Inc., also referred to as “CETI” and the “Company”, was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986.

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

The Company is also testing its oil water filtration machine in a few locations Southwest Texas. Upon successful completion, the Company has preliminary agreements in place to expand to at least three other locations in Texas.

During 2023, the Company purchased the licensing to several patents from KAM Biotechnology, Ltd. These patents enhance the Company’s ability to treat wastewater in an environmentally friendly manner.

Our focus for the current fiscal year will be on:

The Company is also testing its oil water filtration machine in a few locations Southwest Texas. Upon successful completion, the Company has preliminary agreements in place to expand to at least three other locations in Texas.

During 2023, the Company purchased the licensing to several patents from KAM Biotechnology, Ltd. These patents enhance the Company’s ability to treat wastewater in an environmentally friendly manner.

Our focus for the current fiscal year will be on:

1)	Expanding our water and oil filtration operations in the Middle East and Texas
2)	Developing in initial commercial tests with at least one significant meat packing client
3)	Further developing oil production on 479-acre Pilot Oil Field in Callahan County, Texas.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of March 1, 2024, the Company has agreements with several individuals who are pursuing a variety of opportunities but no contracts with have been ratified so far.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issue that exists anywhere in the world. The markets envisioned for the CETI Water system when funds permit would be both domestic (U.S.) and global.

Results of Operations for the Years Ending December 31, 2023 and 2022

	2023	2022	$	%
Revenue:
Gross sales	$23,649	$85,356	$(61,707)	(72%)
Cost of sales	(6,159)	(21,904)	15,745	(72%)
Adjusted Gross Sales	17,490	63,452	(45,962)	(72%)

Operating Expenses:
Professional Fees	119,146	58,327	60,819	104%
General and administrative	572,084	98,431	473,653	481%
Consulting	3,265,062	388,402	2,876,660	741%
Total operating expenses	3,956,292	545,160	3,411,132	626%

Loss from operations	(3,938,802)	(481,708)	(3,457,094)	718%

Other Income (Expense):
Change in fair value of derivative	88,880	2,638,153	(2,549,273)	(97%)
Loss on issuance of derivative	(130,305)	(149,010)	18,705	(84%)
Loss on sale or disposition of assets	(23,600)	—	(23,600)	(100%)
Amortization of intangible assets	(58,275)	—	(58,275)	100%
Gain on extinguishment of debt	49,248	627,591	(578,343)	(92%)
Change in fair value of contingent liability	450	(2,731)	3,181	(116%)
Interest income	906	—	906	100%
Interest expense	(331,606)	(1,152,933)	821,327	(71%)
Total Other Income (Expense)	(404,302)	1,961,070	(2,365,372)	(121%)

Net Income (Loss)	$(4,343,104)	$1,479,362	$(5,822,466)	(394%)

Revenues. Revenue is only $23,649 and decreased by 72% since we are still in our development phase on our Pilot Oil Project in West Texas. However, this decrease is off of a small base in 2022 ($85,356) and overall minimal.

Cost of Sales. Decreased by 72% in alignment with the decreased sales volume during 2023.

Adjusted Gross Sales. Decreased by 72% due to decreased volume during 2023.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2023 were up by 481% vs 2022 largely due increased travel expenses as the Company looks to develop markets for its products both nationally and internationally. Travel expenses make up over half of all general and administrative expenses in 2023.

Professional fees. These fees are largely made up of audit and audit-related fees ($92,552 and $48,652 as of December 31, 2023 and 2022 respectively). The increase in audit/audit-related fees is largely due to increases from our auditors and as well as the filing of an S-1 Registration in November 2023.

Consulting fees. Increased by 741% due to a full year of paying consultants working in various capacities including management, field work, research, sales, marketing and legal advisory services. In addition, the Company expanded its business development of wastewater remediation both internationally and to other verticals including meat processing and oil reclamation sites. A majority of this amount was paid in the form of stock, warrants and options (73%).

Other Income (Expense). Much of this is related to the issuance and conversion of convertible debentures used to raise money for the Company’s operations. $3,733,000 and $1,210,000 was raised by the sale of convertible debentures in 2023 and 2022, respectively. During 2022, $2,250,000 of convertible debentures from 2022 and 2021 were exchanged for common shares of stock. Since convertible debentures issued before March 31, 2022 did not contain a floor price, estimates needed to be performed to determine the change in fair value of the derivatives, loss on issuance of derivatives as well as gain on extinguishment of debt when the debentures were converted to common shares. In addition, the interest expense of $1,152,933 was largely due to the amortization of debt discount of $1,111,820. In addition, debenture holders in 2023 converted in shorter time periods resulting in less interest paid in 2023 vs 2022.

During 2023 vs 2022, there were two other changes. First, we took out loans from a company that provides the option for CETI to pay back in either cash or stock. As such, just for this company, we do have derivative accounting as noted above. Second, there is amortization of intangible assets which relates to CETI’s licensing agreement with KAM Biotechnology, Ltd.

Net Income (Loss). The above changes resulted in net loss of 4,343,104 in 2023 compared to net income of $1,479,362 in 2022. The losses in 2023 were largely due to consulting expenses and the gains for 2022 were largely due to derivative accounting as noted in “Other Income (Expense)” above.

Liquidity and Capital Resources

As of December 31, 2023, the Company had total assets of $5,398,615 including current assets of $558,847.  We also have current liabilities of $814,491 which consist of accounts payable of $220,214, accrued interest of $96,623 and short-term loans net of discount of $154,154 and a note payable of $343,500. We also have $3,085,714 of long-term liabilities largely consisting convertible notes of $2,641,000.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cyber Enviro-Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cyber Enviro-Tech Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity and cash flows for the two years ended December 31, 2023, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2022.

Tampa, Florida

March 22, 2024

3001 N. Rocky Point Dr. East, Suite 200 i Tampa, Florida 33607 i813.367.3527

CYBER ENVIRO-TECH, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$239,417	$297,349
Loan receivable	100,000	—
Prepaid expenses and other current assets	195,516	95,471
Total current assets	534,933	392,820

Property and equipment, net	3,707,005	2,429,035
Texas Railroad Commission Bond	62,537	50,000
Acquired intangible assets, net	1,070,226	—
Total Assets	$5,374,701	$2,871,855
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$220,214	$149,835
Accrued interest	96,623	7,489
Contingent liability	—	5,700
Note payable – related party	—	15,000
Note payable, current maturities, net of discount of $0 and $19,887 at December 31, 2023 and 2022, respectively	443,500	237,613
Convertible notes payable, net of discount of $137,096 and $0 at December 31, 2023 and 2022, respectively	32,154	—
Convertible notes payable – related parties	22,000	25,000
Total current liabilities	814,491	440,637

Note payable, less current maturities, net of discount of $0 and $2,343 at December 31, 2023 and 2022, respectively	—	183,657
Note payable, related party, net of discount of $23,915 and $0 at December 31, 2023 and 2022, respectively	130,074	—
Convertible notes payable, net discount of $0 and $51,798 at December 31, 2023 and 2022, respectively	2,641,000	334,202
Estimated asset retirement obligation	97,463	—
Derivative liability	217,177	—
Total Liabilities	3,900,205	958,496

Commitments and contingencies (Note 4)

Stockholders’ Equity:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,471 and 1 share issued and outstanding, respectively	17	—
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 77,467,573 and 115,914,283 shares issued and outstanding, respectively	77,468	115,915
Additional paid-in capital	7,801,868	4,368,442
Common stock to be issued	933,489	52,496
Unearned stock compensation	(496,022)	(124,274)
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(6,775,924)	(2,432,820)
Total Stockholders’ Equity	1,474,496	1,913,359
Total Liabilities and Stockholders’ Equity	$5,374,701	$2,871,855

The accompanying notes are an integral part of these audited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2023 AND 2022

	2023	2022

Sales	$23,649	$85,356

Cost of sales	(6,159)	(21,904)

Gross margin	17,490	63,452

Operating Expenses:
Professional fees	119,146	58,327
General and administrative	572,084	98,431
Consulting	3,265,062	388,402
Total operating expenses	3,956,292	545,160

Loss from operations	(3,938,802)	(481,708)

Other Income (Expense):
Change in fair value of derivatives	88,880	2,638,153
Loss on issuance of derivatives	(130,305)	(149,010)=
Gain on extinguishment of debt	49,248	627,591
Change in fair value of contingent liability	450	(2,731)
Loss on sale of asset	(23,600)	—
Amortization of intangible assets	(58,275)	—
Interest income	906	—
Interest expense	(331,606)	(1,152,933)
Total other income (expense)	(404,302)	1,961,070

Net Income (Loss)	$(4,343,104)	$1,479,362

Loss per share, basic	(0.04)	0.01
Weighted average shares outstanding, basic and diluted	$110,450,233	$108,094,441

The accompanying notes are an integral part of these audited financial statements

CYBER ENVIRO-TECH, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 30, 2023 AND 2022

	Preferred		Common Stock		APIC	Treasury	CS to be Issued		Unearned Stock Comp	Accum Deficit	Total
Description	Shares	Amt	Shares	Amt			Shares	Amt

Balance, December 31, 2021	4	$—	104,204,722	$104,205	$1,141,328	$(66,400)	839,233	$154,164	$—	$(3,912,182)	$(2,578,885)
Common stock issued from prior periods	—	—	839,233	839	153,325	—	(839,233)	(154,164)	—	—	—
Shares issued for cash	—	—	750,000	750	99,250	—	—	—	—	—	100,000
Shares issued for conversion of Advance on joint venture	—	—	3,000,000	3,000	230,983	—	—	—	—	—	233,983
Options granted for services		—		—	18,318	—	—	—	—	—	18,318
Shares issued for services	—	—	475,973	476	193,499	—	—	—	(124,274)	—	69,701
Shares issued in connection with convertible notes payable	—	—	430,000	430	218,452	—	154,400	52,496	—	—	271,378
Shares issued for conversion of notes payable	—	—	6,214,355	6,214	2,313,287		—	—	—	—	2,319,501
Net Income	—	—	—	—	—	—	—	—	—	1,479,362	1,479,362
Balance, December 31, 2022	4	—	115,914,283	115,915	4,368,442	(66,400)	154,400	52,496	(124,274)	(2,432,820)	1,913,359
Options granted for services	—	—	—	—	96,742	—	—	—	(68,780)	—	27,962
Warrants granted in settlement of CS to be issued	—	—	—	—	1,050,374	—	(1,333,333)	(560,000)	(301,090)	—	189,284
Warrants granted for services	—	—	—	—	111,806	—	—	—	—	—	111,806
Conversion of contingent liability	—	—	15,000	15	5,235	—	—	—	—	—	5,250
Shares issued for services	—	—	4,185,000	4,185	1,418,315	—	1,241,262	530,724	(1,878)	—	1,951,346
Shares issued for interest	—	—	133,290	133	13,191	—	110,690	15,269	28,593	—	28,593
Shares issued for conversion of notes payable	—	—	500,000	500	49,500	—	—	—	50,000	—	50,000
Shares issued for conversion of convertible notes payable	—	—	2,720,000	2,720	269,280	—	8,000,000	$895,000	1,167,000	—	1,167,000
Shares issued for conversion of notes payable - related party	—	—	3,000,000	3,000	—	—	—	—	3,000	—	3,000
Shares issued for purchase of intangible assets	—	—	1,000,000	1,000	369,000	—	—	—	370,000	—	370,000
Retired common shares	16,667	17	(50,000,000)	(50,000)	49,983	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(4,343,104)	(4,343,104)
Balance, December 31, 2023	16,671	$17	77,467,573	$77,468	$7,801,868	$(66,400)	8,173,019	$933,489	$(496,022)	$(6,775,924)	$1,474,496

The accompanying notes are an integral part of these audited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash flow from operating activities:
Net Income (loss)	$(4,343,104)	$1,479,362
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivatives	(88,880)	(2,638,153)
Loss on sale or retirement of property and equipment	23,600	—
Loss on issuance of derivatives	130,305	149,010
Gain on extinguishment of debt	(49,248)	(627,591)
Change in fair value of contingent liability	(450)	2,731
Shares issued for services	1,951,346	122,197
Warrants issued for services	301,090	—
Options issued for services	27,962	18,318
Amortization of debt discount	161,932	1,060,198
Depreciation expense and amortization	112,980	43,929
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100,045)	(66,796)
Accounts payable	70,379	144,312
Estimated asset retirement obligation	97,463	—
Accrued interest	117,727	41,114
Net cash from operating activities	(1,599,480)	(271,369)

Cash flows from investing activities:
Purchase or capitalization of property and equipment	(1,369,875)	(1,394,561)
Issuance of loan receivable	(100,000)	—
Proceeds from sale of property and equipment	13,600	—
Net cash from investing activities	(1,456,275)	(1,394,561)

Cash flows from financing activities:
Repayment of notes payable - related parties	(25,000)	—
Repayment of notes payable	(908,501)	(31,500)
Repayment of convertible notes payable	(380,250)	—
Proceeds from convertible notes payable	3,971,500	1,461,000
Proceeds from notes payable	340,074	100,000
Proceeds from notes payable – related party	—	15,000
Proceeds from the sale of common stock	—	100,000
Net cash from financing activities	2,997,823	1,644,500

Net change in cash and cash equivalents	(57,932)	(21,430)
Cash and cash equivalents at beginning of year	297,349	318,779
Cash and cash equivalents at end of period	$239,417	$297,349

Cash and cash equivalents paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued for conversion of advance on joint venture	$—	$233,983
Shares issued for conversion of convertible notes payable and accrued interest	$1,167,000	$2,319,501
Shares issued for notes payable	$50,000	$—
Shares issued for contingent liability	$5,250	$—
Purchase of intangible assets with debt	$758,501	$—
Purchase of intangible assets with stock	$370,000	$—
Conversion of common stock to preferred stock	$50,000	$—
Debt discount on convertible notes payable	$225,000	$—
Conversion of related party notes payable to common stock	$3,000	$—
Shares issued for accrued interest	$28,593	$—

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

On September 3, 2020, Synergy Management Group, LLC (“Synergy”) and Global Environmental Technologies, Inc (“Global”), which was formed on April 20, 2020, entered into a securities purchase agreement, whereby Synergy sold its share of Special 2020 Series A preferred stock and its one-half share of Series C preferred stock to Global for $66,400 ($40,000 in cash and 15,000 shares of stock, post reverse split of one share for every 20 shares on April 30, 2021). The shares of stock were to be awarded contingent upon the effectiveness of a S-1 Registration which occurred in January 2023. These shares are recorded as a contingent liability on the Balance Sheet in the amount to $5,700 at December 31, 2022. These shares were issued in 2023 so there is no contingent liability at December 31, 2023.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2023 and 2022.

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Note receivable

CETI provided a $100,000 Short-Term Capital Bridge Loan to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The note is currently due and accruing simple interest at 6% per annum.

Asset Retirement Obligations

To cover the estimated future asset retirement obligations ("ARO") related to its oil and gas properties, the Company maintains a $62,000 bond with the Railroad Commission of Texas (“RRC”). With the help of an outside consultant, the Company estimates it would take $5,000 to cap each of the 32 wells on the property so there is a liability of $92,463 to make up the difference. The bond ensures that the Company will cap any wells on the Alvey Oil Field that it decides are no longer productive. Once the Company decides it is finished working the Alvey Oil Field, it can apply to the RRC to have the bond repaid.

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

The Company reviews intangible assets for indicators of impairment  whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of the asset exceeds its recoverable amount. The recoverable amount is the higher of an asset's fair value less costs to sell and its value in use. Any impairment loss is recognized in the income statement. Upon impairment, the carrying amount of the intangible asset is reduced to its recoverable amount.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $2,571,221 and $1,604,983 at December 31, 2023 and 2022, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended December 31, 2023 and 2022, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the years ending December 31, 2023 and 2022, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At December 31, 2023 and 2022, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. During the years ended December 31, 2023 and 2022, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the years ended December 31, 2023 and 2022, there was no impairment to proved properties.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the years ended December 31, 2023 and 2022, the Company recorded $2,280,398 and $140,515 in stock-based compensation expense, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023. There were no fair value instruments as of December 31, 2022:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$217,177	$217,177
Total	$—	$—	$217,177	$217,177

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2023 and December 31, 2022, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the financial statements.

In December 2021, the Company entered into an agreement to operate the wells on the Alvey Oil Field. Under this agreement, the Company owes a contingent amount based upon a 18.75% of the Working Interest less any rework and production costs to the Estate of Danny Hyde (“EDH) the former owner of the operator of record for the Alvey Oil Field. The rework costs incurred by the Company to date have been over $1 million so it is not anticipated any contingent payments will be made to EDH in 2024. In addition, the Company owes 20% of gross sales less severance tax to the landowners. At the same time of this agreement, the Company purchased $450,000 of equipment from the entity formerly owned by Danny Hyde. The Company is still evaluating the allocation of that purchase price to various assets acquired and potential liabilities assumed.  The final allocation may be different than the current presentation.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	December 31, 2023	December 31, 2022	Useful Lives
Equipment	$1,172,038	$782,576	5 to 20 years
Vehicles	67,000	99,700	5 to 15 years
Well development costs	2,571,221	1,604,983	*
Less accumulated depreciation	(103,254)	(58,224)
Property and equipment, net	$3,707,005	$2,429,035

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of December 31, 2023, a minimal amount of oil has been produced and work is ongoing to determine how to determine how to get regular production from the field.

Depreciation expense for the years ended December 31, 2023 and 2022 was $54,705 and $43,929, respectively.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 share of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total Intangible assets net balance of $1,070,226 as of December 31, 2023. There were no Intangible assets in 2022.

NOTE 7 – LONG TERM DEBT

	December 31, 2023	December 31, 2022

Note payable	$443,500	$458,500
Loan payable – related party	153,989	—
Convertible notes payable	2,810,250	386,000
Convertible notes payable – related party	22,000	25,000
	3,429,739	869,500
Debt discount	(161,011)	(74,028)
	3,268,728	795,472
Less current portion	497,654	277,613
Long term portion	$2,771,074	$517,859

The following is a schedule of long-term debt and the years in which it is scheduled to mature:

Year	Amount
2024	$634,750
2025	2,794,989
$3,429,739

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of December 31, 2023 and 2022, the Company had repaid $106,500 leaving a balance of $343,500. The remaining amount due was to be paid in installments. However, no further payments have been made as the parties are discussing the amount due the Company for operational expenses which exceed the amount the Company owes to the Estate of Danny Hyde, the creditor. No resolution has been determined as of the end of 2023.

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

In May 2023, the Company acquired certain intellectual property rights from KAM Biotechnology. The total acquisition price was $800,000 ($758,501 after discount). As of December 31, 2023, the Company has repaid the full balance.

In June 2023, the Company had a loan payable to an individual for $100,000 which was repaid in full with interest of $22,718 in September 2023. In December 2023, the Company borrowed $100,000 from the same individual and it was outstanding as of December 31, 2023. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.20 a share, when paid plus an additional $7,500 in cash.

In September 2023, a related party issued a loan  to the Company for a total amount of $153,989 ($130,074 after discount). The loan is at 12.5% and is due in September of 2025.

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001. In 2023, $3,000 of this note was converted its loan  into 3,000,000 shares of common stock. The note matured on September 23, 2020 and is in default.

During the year ended December 31, 2021, the Company received $1,175,000 from the issuance of twenty-nine separate convertible notes payable. Each note bore interest at 7%. Each note holder received 10,000 shares of commons stock for every $25,000 loaned to the Company. These notes had a two-year maturity date when issued, but were all were all converted during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company received $1,461,000 from the issuance of thirty-two separate convertible notes payable. For $1,075,000 worth of notes payable issued before December 2022, the terms were the same as the notes issued in 2021. For $386,000 worth of notes payable issued in December 2022, these notes bear interest at 8%, do not have any bonus shares and are convertible into common stock at a range of $0.10 to $0.25 a  share. All of notes issued during 2022 had a two-year maturity date when issued.

During the year ended December 31, 2022, the Company converted $2,250,000 of notes payable plus accrued interest into 6,214,355 shares of common stock. This conversion created a one-time gain on the extinguishment of the debt of $627,591 as well as a write off of the derivative liability associated with these notes of $3,512,747. As of December 31, 2022, $386,000 worth of convertible notes payable remained.

During the year ended December 31, 2023, the Company raised a net of another $3,971,500 in convertible notes payable. The terms were the same as the convertible notes payable issued in December 2022, with the exception of three notes, one for $69,250 incurred in January 2023 and paid off in July 2023, the second for $90,000 incurred in September 2023 and the third for $79,250 incurred in December 2023. Each of these three notes bears interest at 8% and the second and third note are payable at maturity of September 25, 2024 and December 29, 2024, respectively. The second note is convertible into common stock at issuer’s option beginning March 20, 2024 at a 35% discount off of the lowest price for the ten preceding trading days. The third note has the same terms with the issuer’s option starting June 25, 2024.

During the year ended December 31, 2023, the Company converted $1,178,787 of convertible notes payable, plus accrued interest,  into 10,830,890 shares of common stock. As of December 31, 2023, 8,110,690 common shares remain unissued. Also, as of December 31, 2023, $2,810,250 worth of convertible notes payable remain outstanding.

Derivative instruments

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	878,836	$217,177
Total	878,836	$217,177

There were no fair value instruments as of December 31, 2022.

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31, 2023	December 31, 2022
Embedded derivatives	$88,880	$—
Loss on issuance of derivative	(130,305)	—
Total gain (loss)	$(41,425)	$—

	Inception Date September 27, 2023 Note	Inception Date December 29, 2023 Note	December 31, 2023
Quoted market price on valuation date	$0.334	$0.348	$0.348
Effective contractual conversion rates	$0.169	$0.195	$0.195
Contractual term to maturity	1 year	1 year	0.73 - 1 years
Market volatility:
Volatility	143.96%-730.38%	161.76%-586.87%	123.27%-733.78%
Risk-adjusted interest rate	8.48%	8%	8%

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

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of December 31, 2023 and 2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balances at beginning of period	$—	$3,116,734
Issuances:
Embedded derivatives	355,305	396,013
Conversions	—	(3,512,747)
Gain on extinguishment of debt	(49,248)	—
Changes in fair value inputs and assumptions reflected in income	(88,880)	—
Balances at end of period	$217,177	$—

NOTE 8 – RELATED PARTY TRANSACTIONS

At December 31, 2023 and 2022, the Company had a convertible note payable for $22,000 and $25,000, respectively, with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2023, the Company had accounts payable to various related parties for a total of $80,991.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. The note was secured by the F-150 truck and bore interest of 7%. This was paid back in February 2023.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest was paid at time of closing and is being amortized over the six-month period of time.

During year ended December 31, 2023 and 2022, the Company paid various related parties for consulting services in the amounts of $588,308 and $333,500, respectively. For the year ended December 31, 2023 and 2022, $120,836 and $122,813, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

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

During 2023, the Company changed the terms this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of December 31, 2023 and  2022, there are 16,471 and 1 shares of Series A Convertible Stock, respectively, issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of December 31, 2023 and 2022, there is one share of Series B Convertible Stock issued an outstanding. During the years ended December 31, 2023 and 2022, there was no activity impacting Series B Convertible Preferred Stock.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of December 31, 2023 and 2022, there is one-half share of Series C Convertible Stock issued an outstanding. During the years ended December 31, 2023 and 2022, there was no activity impacting Series C Non-Convertible Preferred Stock.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of December 31, 2023 and  2022, there is one share of Special 2020 Series A Preferred issued and 0 outstanding. During the years ended December 31, 2023 and 2022, there was no activity impacting Special 2020 Series A Preferred Stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

In connection with a consulting agreement dated March 7, 2022, the Company issued 200,000 options at an exercise price of $0.58 per share. These options vest one-fourth each six months over a period of two years and had a term of three years. The grant date fair value was $55,966. The Company recorded compensation expense in the amount of $18,318 for December 31, 2022 and, as of that date, there was $37,648 of total unrecognized compensation cost related to non-vested portion of options granted. In addition, there were 200,000 options outstanding, of which 100,000 and 50,000 were exercisable as December 31, 2022 with a weighted average remaining term of 1.31 years.

On June 3, 2023, the Company canceled Ken Water's 200,000 Options, of which 150,000 vested as of the cancellation date. On the same date, the Company agreed to issue 1,000,000 replacement options with a vesting date of June 3, 2023. The Company interprets this as concurrent replacement award and, as such, will account for it as a modification.

The following table summarizes the accounting effects of the modification:

June 3, 2023
Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$37,647
Cost to be recognized after modification	$96,742
Recognition Period	24 months

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.50 Years

Equivalent volatility	32.88%
Interest rates	4.50%

Stock option activity for the year ended December 31, 2023 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2021	—	$—	—
Issued	200,000	0.5765	1.75
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2022	200,000	0.5765	1.75
Options exercisable December 31, 2022	50,000	0.5765	1.75
Issued	1,000,000	0.3600	1.01
Exercised	—	—	—
Cancelled	200,000	0.5765	1.75
Options outstanding December 31, 2023	1,000,000	0.3600	1.01
Options exercisable December 31, 2023	1,000,000	$0.3600	1.01

In connection with a different consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock, along with a monthly consulting fee. This common stock was valued at $0.42 on the date of the agreement and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 in replacement for the stock and extend the agreement until June 30, 2024. The agreement was amended again on September 15, 2023 resulting in an additional 500,000 warrants being issued and the agreement extended until September 15, 2025. This resulted in an additional $602,179 in consulting expenses which will be equally amortized over the following twelve months with $301,089 to be amortized at December 31, 2023.

Significant inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.3100
Effective contractual strike price	$0.0013
Market volatility	373%
Contractual term to maturity	2 years
Risk-adjusted interest rate	4.87%

Stock warrant activity for the year ended December 31, 2023 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants outstanding December 31, 2021	—	$—	—
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding December 31, 2022	—	—	—
Warrants exercisable December 31, 2022	—	—	—
Issued	3,750,000	0.001	1.00
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding December 31, 2023	3,750,000	0.001	0.50
Warrants exercisable December 31, 2023	3,750,000	$0.001	0.50

NOTE 11 – REPORTABLE SEGMENTS

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. Our pilot project, where we are the operator of record, is on a 479-acre, 33-well, oil field in Callahan County, Texas. This project combines both water remediation as well as technology to improve well productivity. The Company is pursuing other projects including oil water filtration machines in a few locations Southwest Texas as well as acquisition of licenses to several patents from KAM Biotechnology, Ltd. These patents enhance the Company’s ability to treat wastewater in an environmentally friendly manner industries well beyond oil and gas.

Since the Alvey oil field project is very specialized, we thought it was valuable to show it separate from the rest of the operations of CETI which will be a larger part of where the Company is headed. Below shows that segmentation:

	Year ended December 31,
	2023	2022
Revenue
Alvey oil field	$23,649	$85,356
Other operations and overhead	—	—
Total	$23,649	$85,356

	Year ended December 31,
	2023	2022
Income (loss) from operations
Alvey oil field	$(37,215)	$19,523
Other operations and overhead	(3,901,587)	(501,231)
Total	$(3,938,802)	$(481,708)

	Year ended December 31,
	2023	2022
Depreciation and Amortization
Alvey oil field	$54,705	$43,929
Other operations and overhead	58,275	—
Total	$112,980	$43,929

	Year ended December 31,
	2023	2022
Capital Expenditures
Alvey oil field	$1,029,066	$1,357,009
Other operations and overhead	340,809	37,550
Total	$1,369,875	$1,394,559

	Year ended December 31,
	2023	2022
Total Assets
Alvey oil field	$3,315,184	$2,435,575
Other operations and overhead	2,059,517	436,280
Total	$5,374,701	$2,871,855

NOTE 12 – INCOME TAXES

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

Income taxes consist of the following components as of:

	December 31, 2023	December 31, 2022
Federal income tax benefit attributable to:
Current Operations	$901,551	$343,275
Less: Valuation Allowance	(901,551)	(343,275)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2023 and 2022, due to the following:

	December 31, 2023	December 31, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$1,411,984	$510,433
Less: Valuation Allowance	(1,411,984)	(510,433)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	Net money raised from investors since December 31, 2023 was $870,000.

NOTE 14 – SUPPLEMENTAL OIL AND GAS DISCLOSURES (UNAUDITED)

In accordance with ASC 932, Extractive Activities- Oil and Gas, the Company is required to provide additional information regarding its oil and gas producing activities when those activities are deemed to be significant. According to ASC 932, significance is defined as satisfying one or more of the following criteria: the revenues from oil and gas are 10% or more of total revenues; the operating income (loss) from oil and gas are 10% or more of total income (loss) from operations; the identifiable assets of oil and gas are 10% or more of total assets. In 2023 and 2022, the Company’s oil and gas activities were deemed to be significant since the operating loss from oil and gas is 10% or more of total loss from operations. In addition, there was $23,649 and $85,356 of oil sales as for the years ended December 31, 2023 and 2022, respectively.

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

Existing economic conditions include prices and costs at which economic productivity from a reservoir is to be determined. The price shall be the average price during the 12-month period prior to the ending date of the period covered by the report, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. For the years ending December 31, 2023 and 2022, that price would be $78.10 and $94.13, respectively.

Proved reserves are estimated quantities of oil, gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The reserve volumes presented are estimates only and should not be construed as being exact quantities.

The Company’s 479-acre oil field is located in West Texas. Per the Preliminary Reserve Estimate done by an independent geologist in May 2013, it is estimated to contain 150 million barrels of oil. The geologist estimates the recovery factor at 30% to 40% of the total reserves. Based on the lower estimated quantity and lower the recovery factor, the total barrels of recoverable oil for would be around 44.8 million barrels. The average price of West Texas Intermediate oil for the year ending December 31, 2022 was $78.10. This would give an estimated total value of recoverable oil at approximately $3.5 billion. The cost of production would be around $1.0 billion which would leave a net of approximately $2.5 billion.

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

Based on this evaluation, these officers concluded that, as of December 31, 2023 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions.

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

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective at December 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

ITEM 9B. OTHER INFORMATION.

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Cyber Enviro-Tech, Inc.

The following sets forth information about our directors and executive officers:

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE

Kim D. Southworth	63	Chief Executive Officer and Director	September 3, 2020
TJ Agardy	68	President and Director	September 3, 2020
Dan Leboffe	66	Chief Financial Officer and Treasurer	February 7, 2022
Winston McKellar	73	Director of IR/PR (Non-Board)	NA

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

Winston P. McKellar, Director of IR/PR (Non-Board)

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

Item 11. Executive Compensation.

The following table sets forth the compensation of our Executive Officers for the years ending December 31, 2023 and 2022 these amounts were paid as consulting fees.

Summary Compensation Table:

Name And Principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Kim D. Southworth, CEO	2023	$120,750	$0	$0	$0	$0	$0	$0	$120,750
	2022	$98,250	$0	$0	$0	$0	$0	$0	$98,250

TJ Agardy, President	2023	$120,000	$0	$0	$0	$0	$0	$0	$120,00
	2022	$98,250	$0	$0	$0	$0	$0	$0	$98,250

Dan Leboffe. CFO and Treasurer	2023	$99,250	$0	$0	$0	$0	$0	$0	$99,250
	2022	$64,250	$0	$0	$0	$0	$0	$0	$64,250

Markham Broughton, Former Director	2023	$10,000	$0	$90,000	$0	$0	$0	$0	$100,000
	2022	$0	$0	$0	$0	$0	$0	$0	$0

Winston McKellar, Director of IR/PR (Non-Board)	2023	$112,850	$0	$0	$0	$0	$0	$0	$112,850
	2022	$75,750	$0	$0	$0	$0	$0	$0	$75,750

Employment Agreements

None

Consulting Agreements

None, although the officers are currently paid as consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding beneficial ownership of our stock as of December 31, 2023, by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of December 31, 2023, 77,467,573 shares of common stock were issued and outstanding:

Number of Shares
Name and Address (1)	Beneficially Owned

Kim D. Southworth, CEO and Director	11,500,000

TJ Agardy, President and Director	11,500,000

Chris Ivey, Control Person	6,872,483

Dan Leboffe, CFO and Treasurer	4,648,352

Winston McKellar, Director IR/PR (Non-Board)	502,580

Officers and Directors as a group (5 people)	35,023,415
(45%)

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2023 and December 31, 2022, the Company had a convertible note payable for $22,000 and $25,000, respectively, with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. The note was secured by the F-150 truck and bore interest of 7%. This was paid back in February 2023.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest was paid and is being amortized over the six-month period of time.

During year ended December 31, 2023 and 2022, the Company paid various related parties for consulting services in the amounts of $588,308 and $333,500 respectively. For the year ended December 31, 2023 and 2022, $120,836 and $122,813, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for year ended December 31, 2023 and  2022.

	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit Fees	$84,250	$39,500

Total Audit and Audit-Related Fees	$84,250	$39,500

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, as currently in effect	S-1	9/22/2022	3.1
3.2	Bylaws as currently in effect	S-1	9/22/2022	3.2
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Instance Schema				X
101.CAL	Inline XBRL Instance Calculation Linkbase				X
101.DEF	Inline XBRL Instance Definition Linkbase				X
101.LAB	Inline XBRL Instance Label Linkbase				X
101.PRE	Inline XBRL Instance Presentation Linkbase				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

XX Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th March 2024.

CYBER ENVIRO-TECH, INC.

By:	/s/ Kim D. Southworth
Kim D. Southworth Chief Executive Officer

By:	/s/ Dan Leboffe
Dan Leboffe Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kim D. Southworth	Chief Executive Officer	March 28, 2024
Kim D. Southworth

/s/ Dan Leboffe	Principal Accounting Officer	March 28, 2024
Dan Leboffe

