Form 10-Q
period 2024-03-31
Cyber Enviro-Tech, Inc.
filed 2024-05-21
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

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

At May 20, 2024 there were 87,457,428 shares of the registrant’s Common Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYBER ENVIRO-TECH, INC.
BALANCE SHEETS

	March 31, 2024 (Unaudited)	December 31,2023 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$208,498	$239,417
Loan receivable	190,000	100,000
Prepaid expenses and other current assets	351,081	691,536
Total current assets	749,579	1,030,953

Property and equipment	504,900	438,558
Acquired intangible assets, net	1,042,013	1,070,226
Assets of discontinued operations, non-current	3,405,152	3,330,985
Total Assets	$5,701,644	$5,870,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$178,540	$20,144
Accrued interest	134,910	96,623
Note payables, current maturities	187,000	100,000
Convertible notes payable, net of discount of $695,456 and $137,096 at March 31, 2024 and December 31, 2023, respectively	12,398	32,154
Convertible notes payable – related parties	22,000	22,000
Liabilities of discontinued operations, current	401,112	543,569
Total current liabilities	935,960	814,490
Note payable, related party, net of discount of $17,456 and $23,915 at March 31, 2024 and December 31, 2023, respectively	136,533	130,074
Convertible notes payable	2,512,307	2,641,000
Derivative liability	113,097	217,177
Liabilities of discontinued operations, non-current	97,463	97,463
Total Liabilities	3,795,360	3,900,204
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 81,861,713 and 77,467,573 shares issued and outstanding, respectively	81,862	77,468
Additional paid-in capital	8,236,888	7,801,868
Common stock to be issued	1,550,013	933,489
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(7,896,096)	(6,775,924)
Total Stockholders’ Equity	1,906,284	1,970,518
Total Liabilities and Stockholders’ Equity	$5,701,644	$5,870,722

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDING MARCH 31, 2024 AND 2023

(Unaudited)

	March 31, 2024	March 31, 2023

Operating Expenses:
Professional fees	48,403	44,836
General and administrative	400,769	28,761
Consulting	574,827	367,810
Total operating expenses	1,023,999	441,407

Loss from continuing operations	(1,023,999)	(441,407)

Other Income (Expense):
Change in fair value of derivatives	24,516	72,369
Loss on issuance of derivatives	—	(86,858)
Gain on extinguishment of derivative liability	79,564	—
Amortization of intangible assets	(28,213)	—
Change in fair value of contingent liability	—	(300)
Interest income	924	—
Interest expense	(161,152)	(31,146)
Total other income (expense)	(84,361)	(45,935)

Loss from continuing operations	(1,108,360)	(487,342)

Discontinued Operations:
Loss from operations of discontinued operations	(11,812)	(16,705)
Total Discontinued Operations	(11,812)	(16,705)

Net Loss	$(1,120,172)	$(504,047)

Loss per share, basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding, basic and diluted	78,163,084	115,943,449

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Preferred		Common Stock				CS to be Issued		Accumulated
Description	Shares	Amt	Shares	Amt	APIC	Treasury	Shares	Amt	Deficit	Total

Balance, December 31, 2022	4	—	115,914,283	$115,915	$4,368,442	$(66,400)	154,400	$52,496	$(2,432,820)	$2,037,633

Options granted for services	—	—	—	—	5,514	—	—	—	—	5,514
Shares issued for services	—	—	375,000	375	143,625	—	178,933	87,504	—	231,504
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	600,000	$60,000	—	60,000
Net loss	—	—	—	—	—	—	—	—	(504,083)	(504,083)
Balance, March 31, 2023	4	—	116,289,283	$116,290	$4,517,581	$(66,400)	933,333	$200,000	$(2,936,903)	$1,830,568

Balance, December 31, 2023	16,671	$17	77,467,573	$77,468	$7,801,868	$(66,400)	8,173,019	$933,489	$(6,775,924)	$1,970,518
Shares issued from prior periods	—	—	4,394,140	4,394	435,020	—	(4,394,140)	(439,414)	—	—
Shares issued for interest	—	—	—	—	—	—	193,975	29,938	—	29,938
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	6,517,500	1,026,000	—	1,026,000
Net loss	—	—	—	—	—	—	—	—	(1,120,172)	(1,120,172)
Balance, March 31, 2024	416,671	$17	81,861,713	$81,862	$8,236,888	$(66,400)	10,490,354	$1,550,013	$(7,896,096)	$1,906,284

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

 (Unaudited)

	March 31, 2024	March 31, 2023
Cash flow from operating activities:
Net loss	$(1,120,172)	$(504,047)
Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of derivatives	(24,516)	(72,369)
Loss on issuance of derivatives	—	86,858
Debt discount on issuance of derivative	—	65,000
Change in fair value of contingent liability	—	300
Gain on extinguishment of derivative liability	(79,564)	—
Stock compensation	—	261,898
Amortization of debt discount	74,010	12,046
Amortization expense	28,213	13,105
Changes in operating assets and liabilities
Prepaid expenses and other current assets	340,455	(134,748)
Accounts payable	158,396	(38,949)
Accrued interest	68,225	4,450
Net cash from operating activities from continuing operations	(554,953)	(306,456)

Cash flows from investing activities:
Purchase of property and equipment	(66,342)	—
Issuance of loan receivable	(90,000)	—
Net cash from investing activities from continuing operations	(156,342)	—

Cash flows from financing activities:
Repayment of convertible notes payable	(60,000)	(211,000)
Proceeds from convertible notes payable	—	941,250
Proceeds from convertible notes payable	870,000	—
Proceeds from notes payable	90,000	—
Repayment of notes payable	(3,000)	(100,000)
Repayment of notes payable – related party	—	(15,000)
Net cash from financing activities from continuing operations	897,000	615,250

Net change in cash and cash equivalents from continuing operations	185,705	308,794

Cash flow from discontinued operations:
Net cash from operating activities from discontinued operations	(124,162)	3,600
Net cash from investing activities from discontinued operations	(92,462)	(379,791)
Net cash from financing activities from discontinued operations	—	—
Net change in cash and cash equivalents from discontinued operations	(216,624)	(376,191)

Cash and cash equivalents at beginning of year	239,417	297,349
Cash and cash equivalents at end of period	$208,498	$229,952

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for conversion of convertible notes payable and accrued interest	$1,055,938	$60,000

The accompanying notes are an integral part of these unaudited financial statements.

CYBER ENVIRO-TECH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc. (the “Company”) is a publicly held water science technology company that designs water purification solutions for commercial applications and industries with an initial emphasis on the oil & gas industry. The corporate headquarters are located in Scottsdale, Arizona.

On September 3, 2020, Synergy Management Group, LLC (“Synergy”) and Global Environmental Technologies, Inc (“Global”), which was formed on April 20, 2020, entered into a securities purchase agreement, whereby Synergy sold its share of Special 2020 Series A preferred stock and its one-half share of Series C preferred stock to Global for $66,400 ($40,000 in cash and 15,000 shares of stock, post reverse split of one share for every 20 shares on April 30, 2021). The shares of stock were to be awarded contingent upon the effectiveness of a S-1 Registration which occurred in January 2023. These shares were issued in 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2024 and December 31, 2023.

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheet, including the comparative prior year period. The Company is in the processing of spinning off its oil field operations known as the Alvey oil field (Alvey). Alvey’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Alvey. The discontinued operations exclude general corporate allocations.

Note Receivable

CETI provided two Short-Term Capital Bridge Loan totaling $190,000 to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The notes are currently due and had been accruing simple interest at 6% per annum.

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

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three months ended March 31, 2024 and 2023, the Company recorded $0 and $261,898  in stock-based compensation expense, respectively. In addition, the Company recorded prepaid stock compensation of $216,445 and $496,022 at March 31, 2024 and December 31, 2023, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$113,097	$113,097
Total	$—	$—	$113,097	$113,097

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

Net income (loss) per common share

Under the provisions of ASC 260, “Earnings per Share”, basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The following potential common shares were excluded from the calculation of diluted net income (loss) per share available to common stockholders because their effect would have been antidilutive:

	Three months ended March 31,
	2024	2023
Warrants	3,750,000	—
Stock options	1,000,000	200,000
Convertible notes payable	21,419,318	—
Preferred stock	50,013,000	11
Total	76,182,318	200,011

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2024 and December 31, 2023, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the financial statements.

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
8

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	March 31, 2024	December 31, 2023	Useful Lives
Equipment	$498,900	$432,559	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Property and equipment, net	$504,900	$438,559	—

No assets were placed in service under either periods so there is no depreciation expense.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 share of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total intangible assets net balance of $1,070,226 as of December 31, 2023. For the three months ended March 31, 2024, there was a total of amortization of intangible assets of $28,213 resulting in a net balance of $1,042,013.

NOTE 7 – DEBT

	March 31, 2024	December 31, 2023
Note payables	$187,000	$100,000
Loan payable – related party	153,989	153,989
Convertible notes payable	2,594,250	2,810,250
Convertible notes payable – related party	22,000	22,000
	2,957,239	3,086,239
Debt discount	(87,001)	(161,011)
	2,870,238	2,925,228
Less current portion	221,398	154,154
Long term portion	$2,648,840	$2,771,074

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2024	578,250
2025	2,379,079
$2,957,329

Notes payable

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

In March 2024, the Company borrowed a total of $90,000 which consisted of two loans. The total interest paid as of March 31, 2024 was $6,500. The loans have no expiration date and accrue interest at the rate of $125 a day.

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

During the year ended December 31, 2022, the Company received $1,461,000 from the issuance of thirty-two separate convertible notes payable. For $1,075,000 worth of notes payable issued before December 2022, the terms were the same as the notes issued in 2021. For $386,000 worth of notes payable issued in December 2022, these notes bear interest at 8%, do not have any bonus shares and are convertible into common stock at a range of $0.10 to $0.25 a  share. All of notes issued during 2022 had a two-year maturity date when issued. As of March 31, 2024 and December 31, 2023, the balance remaining on notes issued in December 2022 was $75,000.

During the year ended December 31, 2023, the Company raised a net of $3,971,500 in convertible notes payable. The terms were the same as the convertible notes payable issued in December 2022, with the exception of three notes, one for $69,250 incurred in January 2023 and paid off in July 2023, the second for $90,000 incurred in September 2023 and the third for $79,250 incurred in December 2023. Each of these three notes bears interest at 8% and the second and third note are payable at maturity of September 25, 2024 and December 29, 2024, respectively. The second note is convertible into common stock at issuer’s option beginning March 20, 2024 at a 35% discount off of the lowest price for the ten preceding trading days. On March 21, 2024, CETI paid $60,000 towards this loan and the remainder in April 2024. The third note has the same terms with the issuer’s option starting June 25, 2024.

During the year ended December 31, 2023, the Company converted $1,178,787 of convertible notes payable, plus accrued interest,  into 10,830,890 shares of common stock. As of December 31, 2023, 8,110,690 common shares remain unissued. Also, as of December 31, 2023, $2,810,250 worth of convertible notes payable remain outstanding.

During the first three months of 2024, the Company raised a net of $870,000 in convertible notes payable. The terms were the same as the convertible notes payable issued in during 2023 with the exception of two notes for a total of $150,000. These notes bear interest at 10% and are payable at maturity of September 2024. These notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 100,000 common shares were to be issued within thirty days as additional loan incentive. These shares were issued in April 2024.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2024 and December 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	1,091,311	$113,097
Total	1,091,311	$113,097

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	878,836	$217,177
Total	878,836	$217,177

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Embedded derivatives	$24,516	$72,369
Loss on issuance of derivative	—	(86,858)
Total gain (loss)	$24,516	$(14,489)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	Inception Date
	September 27 2023 Note	December 29 2023 Note	March 31, 2024
Quoted market price on valuation date	$0.334	$0.348	$0.145
Effective contractual conversion rates	$0.169	$0.195	$0.104
Contractual term to maturity	1 year	1 year	0.48 - 0.75 years
Market volatility:
Volatility	143.96%-730.38%	161.76%-586.87%	208.49%-350.38%
Risk-adjusted interest rate	8.48%	8%	8%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of March 31, 2024 and December 31, 2023.

	Period Ended March 31, 2024	Year Ended December 31, 2023
Balances at beginning of period	$217,177	$—
Issuances:
Embedded derivatives	—	355,305
Gain on extinguishment of derivative liability	(79,564)	—
Conversions	—	(49,248)
Changes in fair value inputs and assumptions reflected in income	(24,516)	(88,880)
Balances at end of period	$113,097	$217,177

NOTE 9 – RELATED PARTY TRANSACTIONS

At March 31, 2024 and December 31, 2023, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2023, the Company had accounts payable to various related parties for a total of $80,991.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. The note was secured by the F-150 truck and bore interest of 7%. This was paid back in February 2023.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest was paid at time of closing and has been amortized over the six-month period of time.

During periods ended March 31, 2024 and December 31, 2023, the Company paid various related parties for consulting services in the amounts of $106,250 and $588,308, respectively. For the periods ended March 31, 2024 and December 31, 2023, $15,000 and $120,836, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

NOTE 10 – PREFERRED STOCK

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

During 2023, the Company changed the terms this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of March 31, 2024 and  December 31, 2023, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of March 31, 2024 and December 31, 2023, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of March 31, 2024 and December 31, 2023, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of March 31, 2024 and December 31, 2023, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

NOTE 11 – STOCK OPTIONS AND WARRANTS

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

The following table summarizes the accounting effects of the modification:

June 3, 2023
Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$37,647
Cost to be recognized after modification	$96,742
Recognition Period	24 months

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.50 Years

Equivalent volatility	32.88%
Interest rates	4.50%

Stock option activity for the three months ended March 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2023	1,000,000	0.3600	1.01
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding March 31, 2024	1,000,000	0.3600	0.76
Options exercisable March 31, 2024	1,000,000	$0.3600	0.76

In connection with a different consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock, along with a monthly consulting fee. This common stock was valued at $0.42 on the date of the agreement and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 in replacement for the stock and extend the agreement until June 30, 2024. The agreement was amended again on September 15, 2023 resulting in an additional 500,000 warrants being issued and the agreement extended until September 15, 2025. This resulted in an additional $602,179 in consulting expenses which will be equally amortized over the following twelve month.

Significant inputs and results arising from the Black-Scholes process are as follows for the warrants:

Schedule of assumptions
Quoted market price on valuation date	$0.3100
Effective contractual strike price	$0.0013
Market volatility	373%
Contractual term to maturity	2 years
Risk-adjusted interest rate	4.87%

Stock warrant activity for the three months ended March 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.50
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding March 31, 2024	3,750,000	0.001	1.25
Warrants exercisable March 31, 2024	3,750,000	$0.001	1.25

NOTE 12 – DISCONTINUED OPERATIONS

CETI is planning to spin-off the Alvey oil field operations into a new entity called Phoenix Well Development Inc (PWD). The shareholders of CETI will get a pro rata stock distribution of PWD common shares. A new investor group will run the operation.

Accordingly, the Company has categorized Alvey as discontinued operations in the financial statements for the periods ended March 31, 2024 and December 31, 2023.

The operating results for discontinued operations have been presented in the accompanying consolidated statement of operations for the three months ended March 31, 2024 and 2023 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2024	2023
Total revenue	$9,208	$—
Total cost of revenue	2,725	—
Gross profit	6,483	—
Operating expenses	18,295	13,105
Loss from operations	(11,812)	13,105
Other income (expenses)	—	(3,600)
Loss before tax expense	(11,812)	(16,705)
Tax expense	—	—
Loss from operations of discontinued operations	$(11,812)	$(16,705)

The assets and liabilities of the discontinued operations at March 31, 2024 and December 31, 2023 are summarized below:

	Periods Ended
	March 31, 2024	December 31, 2023
Property and equipment, net(1)	$3,342,615	$3,268,448
Texas Railroad Commission bond(2)	62,537	62,537
Assets of discontinued operations, non-current	3,405,152	3,330,985
Total assets	$3,405,152	$3,330,985

Accounts payable	$57,612	$200,069
Note payable, current maturities	343,500	343,500
Liabilities of discontinued operations, current	401,112	543,569
Estimated asset retirement obligation	97,463	97,463
Liabilities of discontinued operations, non-current	97,463	97,463
Total liabilities	$498,575	$641,032

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Useful Lives
Equipment	$739,481	$739,481	5 to 20 years
Vehicles	61,000	61,000	5 to 15 years
Well development costs	2,663,682	2,571,221	*
Less accumulated depreciation	(121,548)	(103,254)	—
Property and equipment, net	$3,342,615	$3,268,448	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of March 31, 2024, a minimal amount of oil has been produced and work is ongoing to determine how to determine how to get regular production from the field.

Depreciation expense for the discontinued operations for periods ended March 31, 2024 and 2023 was $18,294 and $13,105 respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $2,663,682 and $2,571,221 at March 31, 2024 and December 31, 2023, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three months ended March 31, 2024 and 2023, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the three months ending March 31, 2024 and 2023, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2024 and December 31, 2023, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of- production method based on proved reserves and estimated salvage values. During the three months ended March 31, 2024 and 2023, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the three months ended March 31, 2024 and 2023, there was no impairment to proved properties.

(2) Texas Railroad Commission Bond and Estimated Asset Retirement Obligation

To cover the estimated future asset retirement obligations ("ARO") related to its oil and gas properties, the Company maintains a $62,337 bond with the Railroad Commission of Texas (“RRC”). With the help of an outside consultant, the Company estimates it would take $5,000 to cap each of the 32 wells on the property so there is a liability of $92,463 to make up the difference. The bond ensures that the Company will cap any wells on the Alvey Oil Field that it decides are no longer productive. Once the Company decides it is finished working the Alvey Oil Field, it can apply to the RRC to have the bond repaid.

Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells

 NOTE 13 – INCOME TAXES

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

Income taxes consist of the following components as of:

	March 31, 2024	March 31, 2023
Federal income tax benefit attributable to:
Current Operations	$213,379	$101,988
Less: Valuation allowance	(213,379)	(101,988)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2024 and December 31, 2023, due to the following:

	March 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$1,625,363	$1,411,984
Less: Valuation allowance	(1,625,363)	(1,411,984)
Net deferred tax asset	$—	$—

At March 31, 2024, the Company had net operating loss carry forwards of $1,625,363 that may be offset against future taxable income from the year 2022 to 2040. No tax benefit has been reported in the March 2024 and December 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	New money raised from investors since March 31, 2024 to May 15, 2024 – $255,000
•	New money borrowed from a lender since March 31, 2024 - $86,250

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

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings to Cyber Enviro-Tech, Inc.

DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our pilot project is an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. This oil field operation known as the Alvey oil field will be spun-off into a new entity in the second quarter of 2024. In addition, the Company will soon be testing its oil water filtration machine in a few locations Southwest Texas and Oklahoma. In addition, the Company is in conversations to purchase its own Salt Water Disposal facility.

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

The Company is testing its oil water filtration machine in a few locations Southwest Texas. Upon successful completion, the Company has plans to expand to other locations in Texas.

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

Our focus for the current fiscal year will be on:

1)	Expanding our water and oil filtration operations in the Middle East and Texas

2)	Developing in initial commercial tests with at least one significant meat packing client
3)	Acquisition of salt water disposal facilities to vertically expand the Company’s operations

4)	Spinning off the Alvey oil field operation into separate corporation called Phoenix Well Development, Inc via stock dividend to current shareholders of CETI.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of March 31, 2024, the Company has agreements with several individuals who are pursuing a variety of opportunities but no contracts with have been ratified so far.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issue that exists anywhere in the world. The markets envisioned for the CETI Water system when funds permit would be both domestic (U.S.) and global.

Results of Operations for the Three Months Ending March 31, 2024 and 2023

	2024	2023	$	%
Operating Expenses:
Professional Fees	48,403	44,836	3,567	8%
General and administrative	400,769	28,761	372,008	901%
Consulting	574,827	367,810	207,017	56%
Total operating expenses	1,023,999	441,407	582,592	129%

Loss from operations	(1,023,999)	(441,407)	(582,592)	128%

Other Income (Expense):
Change in fair value of derivative	24,516	72,369	(47,853)	-66%
Loss on issuance of derivative	—	(86,858)	86,858	-100%
Amortization of intangible assets	(28,213)	—	(28,213)	-100%
Interest expense	(161,152)	(31,146)	(130,006)	417%
Gain on extinguishment of derivative liability	79,564	—	79,564	100%
Change in fair value of contingent liability	—	(300)	300	-100%
Interest income	924	—	924	100%
Total Other Income (Expense)	(84,361)	(45,935)	(38,426)	84%

Loss from continuing operations	(1,108,360)	(487,342)	(621,018)	127%

Discontinued operations:
Gain (loss) from operations of discontinued operations	(11,812)	(16,705)	4,893	-29%
Net Income (Loss)	$(1,120,172)	(504,047)	(616,125)	122%

General and administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 were up by 901% vs 2023 largely due to an increase in investment in CETI’s water filtration system, travel expenses overseas, testing of water samples and increase marketing expenses.

Professional fees. These fees are largely made up of audit and audit-related fees ($46,142 and $41,436 as of March 31, 2024 and 2023 respectively).

Consulting fees. Increased by 56% due significant push in marketing services related introducing the Company to potential clients and revenue sources. Around $280,000 of this amount is non-cash, stock-based compensation.

Other income (expense). Much of this is related to the issuance and conversion of convertible debentures used to raise money for the Company’s operations. $870,000 and $872,000 was raised by the sale of convertible debentures in first quarter of 2024 and 2023, respectively. For March 2024, there is $1,615,000 of convertible debt issued in 2023 and 2022 which has not converted which results in a higher interest expense, Loss on issuance of derivatives is higher in 2023 since a new loan was taken out in the 1st Qtr of 2023 but no new loans with derivatives were taken out in 1st Qtr of 2024. The gain on extinguishment of derivative liability represents a partial payoff of the underlying loan in 1st Qtr 2024.

Net income (loss) from continuing operations. The above changes resulted in net loss of $1,120,172 in the first three months of 2024 compared to a loss of $504,047 in 2023. As noted above, there was significant expenses incurred in the first quarter of 2024 related to building and testing CETI’s water filtration machine as well as overseas travel to expand the Company’s operations.

Discontinued operations: The Company is spinning off the Alvey oil field in May 2024, and this represent the non-capitalized expenses related to the Alvey.

Liquidity and Capital Resources

As of March 31, 2024, the Company had total assets of $5,701,644 including current assets of $749,579 as well as $3,405,152 from the discontinued operations of the Alvey oil field.  We also have current liabilities of $935,960 which consist of accounts payable of $178,540 and short-term loans payable of $221,398, net of discount of $40,246, and $401,112 from the discontinued operations of the Alvey oil field which is mostly the payable due on the Alvey Oil Field leasehold improvements. We also have $2,859,400 of long-term liabilities which is largely due to convertible notes payable of $2,485,000.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

S-1 Registration Statement Effective January 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of May 20, 2024, none of the 10 million shares of common stock have been sold.

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

Based on this evaluation, these officers concluded that, as of December 31, 2023 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions. As of March 31, 2024, some progress has been made in implementing enhanced controls and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Item 1A. Risk Factors.

As a "Smaller Reporting Company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
2/24/2021	New	123,457	Common	0.097	Lester Black	Cash	Restricted
3/18/2021	New	14,286	Common	0.350	Frank Kigenyi	Cash	Restricted
3/20/2021	New	14,286	Common	0.350	Ramonte Parea Hackman	Cash	Restricted
3/22/2021	New	28,572	Common	0.350	Lenora Rodriguez	Cash	Restricted
3/25/2021	New	14,286	Common	0.350	Ernest Bevans	Cash	Restricted
4/5/2021	New	14,286	Common	0.350	Vanessa DeMattei	Cash	Restricted
5/4/2021	New	50,000	Common	0.200	Greg Hebert	Grant fee	Restricted
9/27/2021	New	144,033	Common	0.097	Lester Black	Cash	Restricted
2/25/2022	New	3,000,000	Common	0.078	Markham and ML Broughton RT, Markham Broughton	Cash	Restricted
2/25/2022	New	750,000	Common	0.133	Gary E. Smith Living Trust, Gary Smith	Cash	Restricted
12/31/2022	New	400,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
12/31/2022	New	42,000	Common	0.457	Malcolm Mcquire	Services	Restricted
3/24/2023	New	300,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Lability Paid	Restricted
10/18/2023	New	600,000	Common	0.10	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.10	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.10	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.10	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.10	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted
11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.10	McKellar R Trust, Winston McKellar, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.10	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.10	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.10	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.10	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	256,360	Common	0.10	Dwayne Hay	Debt conv	Restricted
2/2/2024	New	1,011,620	Common	0.10	DePrima Donnelly Family Trust, Anthon DePrima, trustee	Debt conv	Restricted
2/2/2024	New	335,850	Common	0.10	Carl R. Vertuca	Debt conv	Restricted
2/2/2024	New	335,780	Common	0.10	Bryan Vertuca	Debt conv	Restricted
2/28/2024	New	252,030	Common	0.10	Jeffrey Kelley	Debt conv	Restricted
2/28/2024	New	302,370	Common	0.10	Leibowitz Living Trust, Alan Leibowitz, trustee	Debt conv	Restricted
2/28/2024	New	336,790	Common	0.10	Dominic Mancini	Debt conv	Restricted
2/28/2024	New	253,680	Common	0.10	David Townley Paton	Debt conv	Restricted
2/28/2024	New	253,240	Common	0.10	Michael Volpe/ Liliane Stachishin-Moura, JTTN	Debt conv	Restricted
3/12/2024	New	505,820	Common	0.10	Paul Stander, SEP-IRA	Debt conv	Restricted
3/12/2024	New	202,020	Common	0.10	Nicole M. Hobbs	Debt conv	Restricted
3/12/2024	New	252,140	Common	0.10	James S Benedict	Debt conv	Restricted
3/12/2024	New	252,090	Common	0.10	Cameron Turner	Debt conv	Restricted
3/12/2024	New	100,710	Common	0.10	Jill B. Mossman	Debt conv	Restricted

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended March 31, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Principal Accounting Officer	May 20, 2024 May 20, 2024

