Form 10-Q
period 2024-06-30
Cyber Enviro-Tech, Inc.
filed 2024-09-05
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

(Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 30, 2024 there were 107,193,462 shares of the registrant’s Common Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CYBER ENVIRO-TECH, INC.
BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31,2023 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,134	$239,417
Loan receivable	190,000	100,000
Prepaid expenses and other current assets	211,335	691,536
Total current assets	499,469	1,030,953

Property and equipment	679,595	438,558
Acquired intangible assets, net	1,013,801	1,070,226
Assets of discontinued operations, non-current	3,481,289	3,330,985
Total Assets	$5,674,154	$5,870,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$157,253	$20,144
Accounts payable – related parties	68,843	—
Accrued interest	196,237	96,623
Note payables, current maturities	230,000	100,000
Convertible notes payable, net of discount of $143,180 and $137,096 at June 30, 2024 and December 31, 2023, respectively	180,470	32,154
Convertible notes payable – related parties	22,000	22,000
Liabilities of discontinued operations, current	386,743	462,578
Liabilities of discontinued operations, current – related parties	55,864	80,991
Total current liabilities	1,297,410	814,490
Note payable, related party, net of discount of $14,417 and $23,915 at June 30, 2024 and December 31, 2023, respectively	139,572	130,074
Convertible notes payable	2,607,000	2,641,000
Derivative liability	220,059	217,177
Liabilities of discontinued operations, non-current	97,463	97,463
Total Liabilities	4,361,505	3,900,204
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 89,745,353 and 77,467,573 shares issued and outstanding, respectively	89,706	77,468
Additional paid-in capital	9,563,059	7,801,868
Common stock to be issued	522,713	933,489
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(8,796,446)	(6,775,924)
Total Stockholders’ Equity	1,312,649	1,970,518
Total Liabilities and Stockholders’ Equity	$5,674,154	$5,870,722

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDING JUNE 30, 2024 AND 2023

(Unaudited)

	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue:
Gross sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Adjusted Gross Sales	—	—	—	—

Operating Expenses:
Professional fees	25,729	20,452	74,132	65,288
General and administrative	147,938	76,599	548,707	105,359
Consulting	457,346	768,704	1,032,173	1,136,514
Total operating expenses	631,013	865,755	1,655,012	1,307,161

Operating loss from continuing operations	(631,013)	(865,755)	(1,655,012)	(1,307,161)

Other Income (Expense):
Change in fair value of derivatives	(42,896)	(22,977)	(18,380)	49,392
Loss on issuance of derivatives	(109,043)	—	(109,043)	(86,858)
Gain on extinguishment of derivative liability	184,975	—	264,539	—
Amortization of intangible assets	(28,212)	—	(56,425)	—
Change in fair value of contingent liability	—	1,350	—	1,050
Interest income	3,760	—	4,684	—
Interest expense	(259,626)	(47,950)	(420,778)	(79,096)
Total other income (expense)	(251,042)	(69,577)	(335,403)	(115,512)

Loss from continuing operations	(882,055)	(935,332)	(1,990,415)	(1,422,673)

Discontinued Operations:
Loss from operations of discontinued operations	(18,295)	(12,646)	(30,106)	(29,352)
Total Discontinued Operations	(18,295)	(12,646)	(30,106)	(29,352)

Net Loss	$(900,350)	$(947,978)	$(2,020,521)	$(1,452,025)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares outstanding, basic and diluted	83,683,858	117,103,569	80,923,471	116,526,714

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Preferred		Common Stock				CS to be Issued		Accumulated
Description	Shares	Amt	Shares	Amt	APIC	Treasury	Shares	Amt	Deficit	Total

Balance, December 31, 2022	4	—	115,914,283	$115,915	$4,368,442	$(66,400)	154,400	$52,496	$(2,432,820)	$2,037,633

Options granted for services	—	—	—	—	5,514	—	—	—	—	5,514
Shares issued for services	—	—	375,000	375	143,625	—	178,933	87,504	—	231,504
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	600,000	$60,000	—	60,000
Net loss	—	—	—	—	—	—	—	—	(504,083)	(504,083)
Balance, March 31, 2023	4	—	116,289,283	$116,290	$4,517,581	$(66,400)	933,333	$200,000	$(2,936,903)	$1,830,568

Common stock issued from prior periods	—	—	—	—	—	—	—	—	—	—
Shares issued for cash	—	—	—	—	—	—	—	—	—	—
Shares issued for conversion of Advance on joint venture	—	—	—	—	—	—	—	—	—	—
Options granted for services	—	—	—	—	5,575	—	—	—	—	5,575
Shares issued for services	—	—	1,950,000	1,950	731,550	—	1,000,000	420,000	—	1,153,500
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	3,318,180	663,636	—	663,636
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(947,942)	(947,942)
Balance, June 30, 2023	4	—	118,239,283	$118,240	$5,254,706	$(66,400)	5,251,513	$1,283,636	$(3,884,845)	$2,705,337

Balance, December 31, 2023	16,674	$17	77,467,573	$77,468	$7,801,868	$(66,400)	8,173,019	$933,489	$(6,775,924)	$1,970,518
Shares issued from prior periods	—	—	4,394,140	4,394	435,020	—	(4,394,140)	(439,414)	—	—
Shares issued for interest	—	—	—	—	—	—	193,975	29,938	—	29,938
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	6,517,500	1,026,000	—	1,026,000
Net loss	—	—	—	—	—	—	—	—	(1,120,172)	(1,120,172)
Balance, March 31, 2024	16,674	$17	81,861,713	$81,862	$8,236,888	$(66,400)	10,490,354	$1,550,013	$(7,896,096)	$1,906,284

Shares issued from prior periods	—	—	7,630,000	7,744	1,302,292	—	(7,630,000)	(1,310,036)	—	—
Shares issued for cash	—	—	—	—	—	—	333,334	50,000	—	50,000
Shares issued for services	—	—	—	—	—	—	375,000	172,500	—	172,500
Shares issued for interest	—	—	253,639	100	23,879	—	(18,732)	35,236	—	59,215
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	166,667	25,000	—	25,000
Net loss	—	—	—	—	—	—	—	—	(900,350)	(900,350)
Balance, June 30, 2024	16,674	$17	89,745,352	$89,706	$9,563,059	$(66,400)	3,716,623	$522,713	$(8,796,446)	$1,312,649

The accompanying notes are an integral part of these unaudited financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

 (Unaudited)

	June 30, 2024	June 30, 2023
Cash flow from operating activities:
Net loss	$(2,020,521)	$(1,452,025)
Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of derivatives	18,380	(49,392)
Loss on issuance of derivatives	109,043	86,858
Options issued for services	—	11,089
Debt discount on issuance of derivative	—	65,000
Change in fair value of contingent liability	—	(1,050)
Gain on extinguishment of derivative liability	(264,539)	—
Stock compensation	559,153	876,063
Amortization of debt discount	166,064	38,515
Amortization expense	56,425	12,642
Shares issued for interest	78,579	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	108,799	(84,528)
Accounts payable	104,990	(611)
Interest receivable	(4,678)	—
Accrued interest	99,614	28,536
Net cash from operating activities from continuing operations	(988,691)	(468,903)

Cash flows from investing activities:
Purchase of property and equipment	(241,038)	(221,656)
Issuance of loan receivable	(90,000)	—
Acquisition of licenses from KAM Biotechnology, Ltd.	—	(659,339)
Net cash from investing activities from continuing operations	(331,038)	(880,995)

Cash flows from financing activities:
Repayment of convertible notes payable	(169,250)	(311,000)
Proceeds from convertible notes payable	1,318,000	2,056,250
Shares issued for cash	50,000	—
Proceeds from notes payable	130,000	100,000
Repayment of notes payable – related party	—	(65,000)
Net cash from financing activities from continuing operations	1,328,750	1,780,250

Net change in cash and cash equivalents from continuing operations	9,021	430,352

Cash flow from discontinued operations:
Net cash from operating activities from discontinued operations	36,589	(34,170)
Net cash from investing activities from discontinued operations	(186,893)	(545,473)
Net cash from financing activities from discontinued operations	—	—
Net change in cash and cash equivalents from discontinued operations	(150,304)	(579,643)

Cash and cash equivalents at beginning of year	239,417	297,349
Cash and cash equivalents at end of period	$98,134	$148,058

Cash paid during the period for:
Interest	$41,982	$5,189
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued or to be issued for conversion of convertible notes payable and accrued interest	$1,140,153	$723,636

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

On September 3, 2020, Synergy Management Group, LLC (“Synergy”) and Global Environmental Technologies, Inc. (“Global”), which was formed on April 20, 2020, entered into a securities purchase agreement, whereby Synergy sold its share of Special 2020 Series A preferred stock and its one-half share of Series C preferred stock to Global for $66,400 ($40,000 in cash and 15,000 shares of stock, post reverse split of one share for every 20 shares on April 30, 2021). The shares of stock were to be awarded contingent upon the effectiveness of a S-1 Registration which occurred in January 2023. These shares were issued in 2023.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The financial statements and related disclosures as of June 30, 2024, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023, and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2024 and December 31, 2023.

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Balance Sheet, including the comparative prior year period. The Company is in the processing of spinning off its oil field operations known as the Alvey oil field (Alvey). Alvey’s cash flows are reflected as cash flows from discontinued operations within the Company’s Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from our financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Alvey. The discontinued operations exclude general corporate allocations.

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

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three and six months ended June 30, 2024 and 2023, the Company recorded $279,577 and $625,254 and $559,153 and $876,063, respectively, in stock-based compensation expense. In addition, the Company recorded prepaid stock compensation of $14,368 and $496,022 at June 30, 2024 and December 31, 2023, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$220,059	$220,059
Total	$—	$—	$220,059	$220,059

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023:

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

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

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

	Six months ended June,
	2024	2023
Warrants	3,750,000	—
Stock options	1,000,000	200,000
Convertible notes payable	22,944,477	17,138,953
Preferred stock	50,012,000	3
Total	77,706,477	17,338,956

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2024 and December 31, 2023, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the financial statements.

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

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	June 30, 2024	December 31, 2023	Useful Lives
Equipment	$647,447	$432,559	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Property and equipment, net	$653,447	$438,559	—

No assets were placed in service for continuing operations under either period so there is no depreciation expense.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 share of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total intangible assets net balance of $1,070,226 as of December 31, 2023. For the three and six months ended June 30, 2024, there was a total of amortization of intangible assets of $28,213 and $56,425, respectively, resulting in a net balance of $1,042,013 and $1,013,801, respectively.

NOTE 7 – DEBT

	June 30, 2024	December 31, 2023
Note payables	$230,000	$100,000
Loan payable – related party	153,989	153,989
Convertible notes payable	2,930,650	2,810,250
Convertible notes payable – related party	22,000	22,000
	3,336,639	3,086,239
Debt discount	(157,595)	(161,011)
	3,179,044	2,925,228
Less current portion	410,472	154,154
Long term portion	$2,768,572	$2,771,074

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2024	553,650
2025	2,782,989
$3,336,639

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

In June 2023, the Company had a loan payable to an individual for $100,000 which was repaid in full with interest of $22,718 in September 2023. In December 2023, the Company borrowed $100,000 from the same individual and it was outstanding as of December 31, 2023. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.15 a share, when paid plus an additional $7,500 in cash. In June 2024, this individual lent another $40,000. This loan has no expiration date and the accrues interest at $125 a day - $25 in cash and $100 in stock at $0.15/share plus $3,000 in interest. Total interest paid in cash as of June 30, 2024 was $6,850.

In September 2023, a related party issued a loan  to the Company for a total amount of $153,989 ($130,074 after discount). The loan is at 12.5% and is due in September of 2025.

In March 2024, the Company borrowed a total of $90,000 from an individual which consisted of two loans. The total interest paid as of June 30, 2024 was $6,500. The loans have no expiration date and accrue interest at the rate of $125 a day.

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001. In 2023, $3,000 of this note was converted its loan  into 3,000,000 shares of common stock. The note matured on September 23, 2020 and is in default.

During the year ended December 31, 2022, the Company received $1,461,000 from the issuance of thirty-two separate convertible notes payable. $1,075,000 worth of notes payable were converted into common stock in 2023. The remaining $386,000 worth of notes payable bear interest at 8% and are convertible into common stock at a range of $0.10 to $0.25 a  share. These notes had a two-year maturity date when issued. As of June 30, 2024 and December 31, 2023, the balance remaining on these notes issued in December 2022 was $75,000.

During the year ended December 31, 2023, the Company raised a net of $3,971,500 in convertible notes payable. The terms were the same as the convertible notes payable issued in December 2022, with the exception of three notes, one for $69,250 incurred in January 2023 and paid off in July 2023, the second for $90,000 incurred in September 2023 and the third for $79,250 incurred in December 2023. Each of these three notes bears interest at 8% and the second and third note are payable at maturity of September 25, 2024 and December 29, 2024, respectively. The second note is convertible into common stock at issuer’s option beginning March 20, 2024 at a 35% discount off of the lowest price for the ten preceding trading days. On March 21, 2024, CETI paid $60,000 towards this loan and the remainder in April 2024. The third note had the same terms with the issuer’s option starting June 25, 2024 and was paid off in June 2024.

During the year ended December 31, 2023, the Company converted $1,178,787 of convertible notes payable, plus accrued interest,  into 10,830,890 shares of common stock. As of December 31, 2023, 8,110,690 common shares remain unissued. Also, as of December 31, 2023, $2,810,250 worth of convertible notes payable remain outstanding.

During the first six months of 2024, the Company raised a net of $1,307,000 in convertible notes payable. The terms were the same as the convertible notes payable issued in during 2023 with the exception of four notes – two for a total of $150,000 and two for a total of $173,650. For the notes totaling $150,000, these notes bear interest at 10% and are payable at maturity of September 2024. The notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 150,000 common shares were issued in April 2024 as additional loan incentive. For the notes totaling $173,650, these notes bear interest at 8% and have a maturity date of April 26, 2025 and June 21, 2025. Both notes have an option beginning six months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days.

During the six months ended June 30, 2024, the Company converted $1,081,574 of convertible notes payable, plus accrued interest,  into 5,375,497 shares of common stock. As of June 30, 2024, 22,944,477 common shares remain unissued. Also, as of June 30, 2024, $2,930,650 worth of convertible notes payable remain outstanding.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

 Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2024 and December 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	1,083,099	$220,059
Total	1,083,099	$220,059

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	878,836	$217,177
Total	878,836	$217,177

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Embedded derivatives	$(42,896)	$(22,977)
Loss on issuance of derivative	(83,894)	—
Total gain (loss)	$(126,790)	$(22,977)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Embedded derivatives	$(18,380)	$42,392
Loss on issuance of derivative	(109,043)	(86,858)
Total gain (loss)	$(127,423)	$(37,466)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	Inception Date
	September 27, 2023 Note	December 29, 2023 Note
Quoted market price on valuation date	$0.334	$0.348
Effective contractual conversion rates	$0.169	$0.195
Contractual term to maturity	1 year	1 year
Market volatility:
Volatility	143.96%-730.38%	161.76%-586.87%
Risk-adjusted interest rate	8.48%	8%

	Inception Date	Inception Date	June 30, 2024
	April 26,2024 Note	June 21, 2024 Note
Quoted market price on valuation date	$0.193	$0.30	$0.25
Effective contractual conversion rates	$0.104	$0.176	$0.163
Contractual term to maturity	1 year	1 year	0.67 - 0.84 years
Market volatility:
Volatility	213.68%-298.84%	239.77%-465.49%	209.68%-508.01%
Risk-adjusted interest rate	5.31%	5.20%	5.19%

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of June 30, 2024 and December 31, 2023.

	Period Ended June 30, 2024	Year Ended December 31, 2023
Balances at beginning of period	$217,177	$—
Issuances:
Embedded derivatives	249,041	355,305
Conversions	(264,539)	(49,248)
Changes in fair value inputs and assumptions reflected in income	18,380	(88,880)
Balances at end of period	$220,059	$217,177

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS

At June 30, 2024 and December 31, 2023, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

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

During periods ended June 30, 2024 and December 31, 2023, the Company paid various related parties for consulting services in the amounts of $106,250 and $588,308, respectively. For the periods ended June 30, 2024 and December 31, 2023, $15,000 and $120,836, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

At June 30, 2024, the Company had accounts payable to various related parties for a total of $124,708.

The above transactions and amounts are not necessarily what third parties would have agreed to.

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

During 2023, the Company changed the terms this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of June 30, 2024 and  December 31, 2023, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of June 30, 2024 and December 31, 2023, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of June 30, 2024 and December 31, 2023, there is one-half share of Series C Convertible Stock issued an outstanding.

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of June 30, 2024 and December 31, 2023, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

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

On June 3, 2023, the Company canceled the consultant’s 200,000 Options, of which 150,000 vested as of the cancellation date. On the same date, the Company agreed to issue 1,000,000 replacement options with a vesting date of June 3, 2023. The Company interprets this as concurrent replacement award and, as such, will account for it as a modification.

The following table summarizes the accounting effects of the modification:

June 3, 2023 Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$37,647
Cost to be recognized after modification	$96,742
Recognition Period	24 months

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.50 Years

Equivalent volatility	32.88%
Interest rates	4.50%

Stock option activity for the six months ended June 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2023	1,000,000	0.3600	1.01
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding June 30, 2024	1,000,000	0.3600	0.42
Options exercisable June 30, 2024	1,000,000	$0.3600	0.42

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

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

Significant inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.3100
Effective contractual strike price	$0.0013
Market volatility	373%
Contractual term to maturity	2 years
Risk-adjusted interest rate	4.87%

Stock warrant activity for the six months ended June 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.50
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding June 30, 2024	3,750,000	0.001	1.00
Warrants exercisable June 30, 2024	3,750,000	$0.001	1.00

NOTE 12 – DISCONTINUED OPERATIONS

CETI is planning to spin-off the Alvey oil field operations into a new entity called Phoenix Well Development Inc (PWD). The shareholders of CETI will get a pro rata stock distribution of PWD common shares. A new investor group will run the operation.

Accordingly, the Company has categorized Alvey as discontinued operations in the financial statements for the periods ended June 30, 2024 and December 31, 2023.

The operating results for discontinued operations have been presented in the accompanying Statement of Operations for the six months ended June 30, 2024 and 2023 as discontinued operations and are summarized below:

	Six Months Ended June 30,
	2024	2023
Total revenue	$9,208	$—
Total cost of revenue	(2,725)	—
Gross profit	6,483	—
Operating expenses	36,589	—
Loss from operations	(30,106)
Other income (expenses)	—	(29,352)
Loss before tax expense	(30,106)	(29,352)
Tax expense	—	—
Loss from operations of discontinued operations	$(30,106)	$(29,352)

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

The assets and liabilities of the discontinued operations at June 30, 2024 and December 31, 2023 are summarized below:

	Periods Ended
	June 30, 2024	December 31, 2023
Property and equipment, net(1)	$3,418,752	$3,268,448
Texas Railroad Commission bond	62,537	62,537
Assets of discontinued operations, non-current	3,481,289	3,330,985
Total assets	$3,481,289	$3,330,985

Accounts payable	$59,107	$200,069
Note payable, current maturities	343,500	343,500
Liabilities of discontinued operations, current	402,607	543,569
Estimated asset retirement obligation	97,463	97,463
Liabilities of discontinued operations, non-current	97,463	97,463
Total liabilities	$500,070	$641,032

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Useful Lives
Equipment	$739,481	$739,481	5 to 20 years
Vehicles	61,000	61,000	5 to 15 years
Well development costs	2,758,114	2,571,221	*
Less accumulated depreciation	(139,843)	(103,254)	—
Property and equipment, net	$3,418,752	$3,268,448	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of June 30, 2024, a minimal amount of oil has been produced and work is ongoing to determine how to determine how to get regular production from the field.

Depreciation expense for the discontinued operations for the three and six months periods ended  June 30, 2024 and 2023 was $18,295 and $12,646 and $36,589 and $25,752 respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $2,758,114 and $2,571,221 at June 30, 2024 and December 31, 2023, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the six months ended June 30, 2024 and 2023, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the six months ending June 30, 2024 and 2023, there was no gain or loss recognized for sales of unproved properties.

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At June 30, 2024 and December 31, 2023, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of- production method based on proved reserves and estimated salvage values. During the six months ended June 30, 2024 and 2023, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the six months ended June 30, 2024 and 2023, there was no impairment to proved properties.

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

Income taxes consist of the following components as of:

	June 30, 2024	June 30, 2023
Federal income tax benefit attributable to:
Current Operations	$455,204	$307,643
Less: Valuation allowance	(455,204)	(307,643)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended June 30, 2024 and December 31, 2023, due to the following:

	June 30, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$1,867,188	$1,411,984
Less: Valuation allowance	(1,867,188)	(1,411,984)
Net deferred tax asset	$—	$—

CYBER ENVIRO-TECH, INC. NOTES TO FINANCIAL STATEMENTS

At June 30, 2024, the Company had net operating loss carry forwards of $1,865,088 that may be offset against future taxable income from the year 2022 to 2040. No tax benefit has been reported in the June 2024 and December 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	New money raised from investors from July 1, 2024 to August 30, 2024 – $362,000 in convertible debentures and another $100,000 through stock purchases.
•	CETI is under contract to purchase a salt water disposal facility in Oklahoma. During escrow, the Company has permission to operate on the field.

•	Since July 1, 2024, CETI has issued another 17,551,891 shares to convertible debenture holders

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

Results of Operations for the Three Months Ending June 30, 2024 and 2023

	2024	2023	$	%
Operating Expenses:
Professional Fees	25,729	20,452	5,277	26%
General and administrative	147,938	76,599	71,339	93%
Consulting	457,346	768,704	(311,358)	-41%
Total operating expenses	631,013	865,755	(234,742)	-27%

Operating loss from continuing operations	(631,013)	(865,755)	(234,742)	-27%

Other Income (Expense):
Change in fair value of derivative	(42,896)	(22,977)	(19,919)	-87%
Loss on issuance of derivative	(109,043)	—	(109,043)	-100%
Gain on extinguishment of derivative liability	184,975	—	184,975	100%
Amortization of intangible assets	(28,212)	—	(28,212)	-100%
Change in fair value of contingent liability	—	1,350	(1,350)	-100%
Interest income	3,760	—	3,760	100%
Interest expense	(259,626)	(47,950)	(211,676)	-441%
Total Other Income (Expense)	(251,042)	(69,577)	(181,465)	-261%

Loss from continuing operations	(882,055)	(935,332)	53,277	6%

Discontinued operations:
Gain (loss) from operations of discontinued operations	(18,295)	(12,646)	(5,649)	-45%
Net Income (Loss)	$(900,350)	(947,978)	(47,628)	5%

General and administrative Expenses. General and administrative expenses for the three months ended June 30, 2024 were up by 93% vs 2023 largely due to an increase in testing of CETI’s water filtration system, travel expenses overseas, testing of water samples and increased marketing expenses.

Professional fees. These fees are largely made up of audit and audit-related fees ($19,479 and $15,753 as of June 30, 2024 and 2023 respectively).

Consulting fees. Decreased by 41% due largely to the decrease in non-cash, stock-based compensation in 2024 of $279,576 vs $520,202 in 2023.

Other income (expense). Much of this is relates to the derivative accounting for convertible debt from a one lender. This lender offers the Company the option to payoff debt or convert it to stock. For the five loans taken out in 2023 and 2024, the Company has elected to payoff three of them and still has two outstanding. For the interest expense, this is largely due to an increase in convertible debentures issued by the Company. At June 30, 2024, the company had $2,757,000 in convertible debentures compared to $1,470,000 in June 2023.

Net income (loss) from continuing operations. The above changes resulted in net loss of $900,350 for the three months ended June 30, 2024 compared to a loss of $947,978 for the similar period in 2023. The losses are fairly comparable due to large drop in consulting fees being mostly offset by charges due to derivative accounting of certain convertible debt.

Discontinued operations: The Company is looking to spin off the Alvey oil field and this represents the non-capitalized expenses related to the Alvey.

Results of Operations for the Six Months Ending June 30, 2024 and 2023

	2024	2023	$	%
Operating Expenses:
Professional Fees	74,132	65,288	8,844	14%
General and administrative	548,707	105,359	443,348	421%
Consulting	1,032,173	1,136,514	(104,341)	-9%
Total operating expenses	1,655,012	1,307,161	347,851	-27%

Operating loss from continuing operations	(1,655,012)	(1,307,161)	(347,851)	-27%

Other Income (Expense):
Change in fair value of derivative	(18,380)	49,392	(67,772)	-137%
Loss on issuance of derivative	(109,043)	(86,858)	(22,185)	26%
Amortization of intangible assets	(56,425)	—	(56,425)	100%
Interest expense	(420,778)	(79,096)	(341,682)	432%
Gain on extinguishment of derivative liability	264,539	—	264,539	100%
Change in fair value of contingent liability	—	1,050	(1,050)	-100%
Interest income	4,684	—	4,684	100%
Total Other Income (Expense)	(335,403)	(115,512)	(219,891)	190%

Loss from continuing operations	(1,990,415)	(1,422,673)	(567,742)	-40%

Discontinued operations:
Gain (loss) from operations of discontinued operations	(30,106)	(29,352)	(754)	-3%
Net Income (Loss)	$(2,020,521)	(1,452,025)	(568,496)	122%

General and administrative Expenses. General and administrative expenses for the six months ended June 30, 2024 were up by 421% vs 2023 largely due to an increase in testing of CETI’s water filtration system, travel expenses overseas, testing of water samples and increased marketing expenses.

Professional fees. These fees are largely made up of audit and audit-related fees ($62,855 and $55,405 as of June 30, 2024 and 2023 respectively).

Consulting fees. Are largely made up from non-cash, stock-based compensation of $559,153 and $887,152 for the first six months of 2024 and 2023, respectively.

Other income (expense). Much of this is relates to the derivative accounting for convertible debt from a one lender. This lender offers the Company the option to payoff debt or convert it to stock. For the five loans taken out in 2023 and 2024, the Company has elected to payoff three of them and still has two outstanding. For the interest expense, this is largely due to an increase in convertible debentures issued by the Company. At June 30, 2024, the company had $2,757,000 in convertible debentures compared to $1,470,000 in June 2023.

Net income (loss) from continuing operations. The above changes resulted in net loss of $1,990,415 for the six months ended June 30, 2024 compared to a loss of $1,422,673 for the similar period in 2023. Most of the difference is attributable to interest expense and increase in general and administrative expenses as noted above.

Discontinued operations: The Company is looking to spin off the Alvey oil field and this represents the non-capitalized expenses related to the Alvey.

Liquidity and Capital Resources

As of June 30, 2024, the Company had total assets of $5,674,154 including current assets of $499,469 as well as $3,481,289 from the discontinued operations of the Alvey oil field.  We also have current liabilities of $1,297,411 which consist of accounts payable of $266,096 and short-term note payable of $180,471, net of discount of $143,179, loans payable of $230,000 and $402,607 from the discontinued operations of the Alvey oil field which is mostly the payable due on the Alvey Oil Field leasehold improvements. We also have $3,064,095 of long-term liabilities which is largely due to convertible notes payable of $2,607,000.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, as noted above, the Company is dependent upon raising additional capital to meet its business plans which raises substantial doubt about the Company’s ability to continue as a going concern.

S-1 Registration Statement Effective January 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of September 4, 2024, none of the 10 million shares of common stock have been sold.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2024.

Based on this evaluation, these officers concluded that, as of June 30, 2024 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions. As of June 30, 2024, some progress has been made in implementing enhanced controls and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2024, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Item 1A. Risk Factors.

As a "Smaller Reporting Company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
2/24/2021	New	123,457	Common	0.097	Lester Black	Cash	Restricted
3/18/2021	New	14,286	Common	0.350	Frank Kigenyi	Cash	Restricted
3/20/2021	New	14,286	Common	0.350	Ramonte Parea Hackman	Cash	Restricted
3/22/2021	New	28,572	Common	0.350	Lenora Rodriguez	Cash	Restricted
3/25/2021	New	14,286	Common	0.350	Ernest Bevans	Cash	Restricted
4/5/2021	New	14,286	Common	0.350	Vanessa DeMattei	Cash	Restricted
5/4/2021	New	50,000	Common	0.200	Greg Hebert	Grant fee	Restricted
9/27/2021	New	144,033	Common	0.097	Lester Black	Cash	Restricted
2/25/2022	New	3,000,000	Common	0.078	Markham and ML Broughton RT, Markham Broughton	Cash	Restricted
2/25/2022	New	750,000	Common	0.133	Gary E. Smith Living Trust, Gary Smith	Cash	Restricted
12/31/2022	New	400,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
12/31/2022	New	42,000	Common	0.457	Malcolm Mcquire	Services	Restricted
3/24/2023	New	300,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Lability Paid	Restricted
10/18/2023	New	600,000	Common	0.10	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.10	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.10	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.10	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.10	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted
11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.10	McKellar R Trust, Donald McKellar III, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.10	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.10	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.10	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.10	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	256,360	Common	0.10	Dwayne Hay	Debt conv	Restricted
2/2/2024	New	1,011,620	Common	0.10	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
2/2/2024	New	335,850	Common	0.10	Carl R. Vertuca	Debt conv	Restricted
2/2/2024	New	335,780	Common	0.10	Bryan Vertuca	Debt conv	Restricted
2/28/2024	New	252,030	Common	0.10	Jeffrey Kelley	Debt conv	Restricted
2/28/2024	New	302,370	Common	0.10	Leibowitz Living Trust, Alan Leibowitz, trustee	Debt conv	Restricted
2/28/2024	New	336,790	Common	0.10	Dominic Mancini	Debt conv	Restricted
2/28/2024	New	253,680	Common	0.10	David Townley Paton	Debt conv	Restricted
2/28/2024	New	253,240	Common	0.10	Michael Volpe/ Liliane Stachishin-Moura, JTTN	Debt conv	Restricted
3/12/2024	New	505,820	Common	0.10	Paul Stander, SEP-IRA	Debt conv	Restricted
3/12/2024	New	202,020	Common	0.10	Nicole M. Hobbs	Debt conv	Restricted
3/12/2024	New	252,140	Common	0.10	James S Benedict	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
3/12/2024	New	252,090	Common	0.10	Cameron Turner	Debt conv	Restricted
3/12/2024	New	100,710	Common	0.10	Jill B. Mossman	Debt conv	Restricted
4/2/2024	New	256,310	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/2/2024	New	252,310	Common	0.10	JJJ Enterprises, Jeff J. Jorgenson	Debt conv	Restricted
4/2/2024	New	251,700	Common	0.10	Michael B. Schuster	Debt conv	Restricted
4/2/2024	New	126,565	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
4/2/2024	New	252,030	Common	0.10	McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
4/15/2024	New	756,250	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
4/15/2024	New	500,760	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/15/2024	New	34,000	Common	0.35	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
4/15/2024	New	66,000	Common	0.35	Neil Superfon	Debt conv	Restricted
4/15/2024	New	201,360	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
5/9/2024	New	252,910	Common	0.10	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
5/9/2024	New	200,970	Common	0.10	Kaan Brian Gokay	Debt conv	Restricted
5/9/2024	New	253,015	Common	0.20	William and Jennifer Vincent	Debt conv	Restricted
5/9/2024	New	303,555	Common	0.20	TWCI Consulting LLC, Christopher Ingram	Debt conv	Restricted
5/9/2024	New	25,255	Common	0.20	Michael Hay	Debt conv	Restricted
5/9/2024	New	50,505	Common	0.20	Jaye Gene Todd Collier	Debt conv	Restricted
5/22/2024	New	77,285	Common	0.20	Paul Leonard	Debt conv	Restricted
5/22/2024	New	128,645	Common	0.20	David Haley	Debt conv	Restricted
5/22/2024	New	128,535	Common	0.20	Staunton Family 2007 Trust, Richard Staunton, trustee	Debt conv	Restricted
5/22/2024	New	1,285,070	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	Dallas Dukes	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	T Jordan Dukes	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
6/11/2024	New	513,155	Common	0.20	Michael and Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
6/11/2024	New	127,580	Common	0.20	Jessica Patterson	Debt conv	Restricted
6/11/2024	New	127,140	Common	0.20	F. Stanton Sipes	Debt conv	Restricted
6/11/2024	New	260,305	Common	0.20	Peter Mitrev	Debt conv	Restricted
6/11/2024	New	184,620	Common	0.20	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
6/11/2024	New	25,785	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	525,320	Common	0.20	Neil Superfon	Debt conv	Restricted
6/20/2024	New	127,905	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	127,330	Common	0.20	Harborside Group Trust, Jim Mead	Debt conv	Restricted
6/20/2024	New	128,730	Common	0.20	Chase Donaldson	Debt conv	Restricted
6/20/2024	New	12,870	Common	0.20	David Paton	Debt conv	Restricted
6/20/2024	New	294,200	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted

Securities authorized for issuance under equity compensation plans

The Company has not reserved any securities for issuance under equity compensation plans for any officers, directors or any beneficial owners.

On December 29, 2020, the Company entered into a consulting agreement with Winston McKellar for professional services wherein the Company paid 250,000 common shares.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended June 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth	Chief Executive Officer	September 5, 2024
Kim D. Southworth

/s/ Dan Leboffe	Principal Accounting Officer	September 5, 2024
Dan Leboffe

