Form 10-Q
period 2024-09-30
Cyber Enviro-Tech, Inc.
filed 2024-11-20
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 15, 2024 there were 108,159,556 shares of the registrant’s Common Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CYBER ENVIRO-TECH, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$119,028	$239,417
Accounts receivable	10,666	—
Inventory	89,125	—
Prepaid expenses and other current assets	376,106	791,536
Total current assets	594,925	1,030,953

Property and equipment	689,964	438,558
Acquired intangible assets, net	985,589	1,070,226
Assets of discontinued operations, non-current	3,496,275	3,330,985
Total Assets	$5,766,753	$5,870,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131,809	$20,144
Accounts payable – related parties	105,708	—
Accrued interest	146,731	96,623
Note payables, current maturities	177,500	100,000
Convertible notes payable, net of discount of $94,331 and $137,096 at September 30, 2024 and December 31, 2023, respectively	229,319	32,154
Convertible notes payable – related parties	22,000	22,000
Liabilities of discontinued operations, current	362,000	462,578
Liabilities of discontinued operations, current – related parties	30,000	80,991
Total current liabilities	1,205,067	814,490
Note payable, related party, net of discount of $11,346 and $23,915 at September 30, 2024 and December 31, 2023, respectively	142,641	130,074
Convertible notes payable	1,404,000	2,641,000
Derivative liability	181,313	217,177
Liabilities of discontinued operations, non-current	97,463	97,463
Total Liabilities	3,030,484	3,900,204
Commitments and contingencies (Note 4)
Stockholders’ Equity:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and 0 outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 106,940,552 and 77,467,573 shares issued and outstanding, respectively	106,901	77,468
Additional paid-in capital	11,757,515	7,801,868
Common stock to be issued	416,570	933,489
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(9,474,689)	(6,775,924)
Controlling interest	2,739,914	1,970,518
Non-controlling interest	(3,645)	—
Total Stockholders’ Equity	2,736,269	1,970,518
Total Liabilities and Stockholders’ Equity	$5,766,753	$5,870,722

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three Months Ending September 30, 2024	Three Months Ending September 30, 2023	Nine Months Ending September 30, 2024	Nine Months Ending September 30, 2023
Revenue:
Sales	$10,666	$—	$10,666	$—
Cost of sales	(5,265)	—	(5,265)	—
Gross margin	5,401	—	5,401	—

Operating Expenses:
Professional fees	17,500	19,931	91,632	85,219
General and administrative	236,236	117,907	784,943	223,266
Consulting	419,736	597,566	1,301,909	1,734,080
Total operating expenses	673,472	735,404	2,178,484	2,042,565

Operating loss from continuing operations	(668,071)	(735,404)	(2,173,083)	(2,042,565)

Other Income (Expense):
Change in fair value of derivatives	38,747	35,172	20,367	84,564
Loss on issuance of derivatives	—	(13,513)	(109,043)	(100,371)
Gain on extinguishment of derivative liability	—	49,248	264,539	49,248
Amortization of intangible assets	(28,213)	(31,604)	(84,638)	(31,604)
Change in fair value of contingent liability	—	(600)	—	450
Interest income	2,912	—	7,596	—
Interest expense	(166,984)	(146,870)	(587,762)	(225,966)
Total other income (expense)	(153,538)	(108,167)	(488,941)	(223,679)

Loss from continuing operations	(821,609)	(843,571)	(2,662,024)	(2,266,244)

Discontinued Operations:
Loss from operations of discontinued operations	(10,280)	(2,459)	(40,386)	(31,811)
Total Discontinued Operations	(10,280)	(2,459)	(40,386)	(31,811)

Net Loss	$(831,889)	$(846,030)	$(2,702,410)	$(2,298,055)

Net loss attributable:
Non-controlling interest	$(3,645)	$—	$(3,645)	$—
Common stockholders	(828,244)	(846,030)	(2,698,765)	(2,298,055)
Net loss	$(831,889)	$(846,030)	$(2,702,410)	$(2,298,055)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)
Weighted average shares outstanding, basic and diluted	98,460,609	120,471,674	86,811,853	117,856,151

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

THE THREE, SIX AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred		Common Stock				CS to be Issued		Accumulated	Non- Controlling
Description	Shares	Amt	Shares	Amt	APIC	Treasury	Shares	Amt	Deficit	Interest	Total

Balance, December 31, 2022	4	$—	115,914,283	$115,915	$4,368,442	$(66,400)	154,400	$52,496	$(2,432,820)	$—	$2,037,633

Options granted for services	—	—	—	—	5,514	—	—	—	—	—	5,514
Shares issued for services	—	—	375,000	375	143,625	—	178,933	87,504	—	—	231,504
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	600,000	60,000	—	—	60,000
Net loss	—	—	—	—	—	—	—	—	(504,083)	—	(504,083)
Balance, March 31, 2023	4	$—	116,289,283	$116,290	$4,517,581	$(66,400)	933,333	$200,000	$(2,936,903)	$—	$1,830,568

Common stock issued from prior periods	—	—	—	—	—	—	—	—	—		—
Shares issued for cash	—	—	—	—	—	—	—	—	—	—	—
Shares issued for conversion of Advance on joint venture	—	—	—	—	—	—	—	—	—	—	—
Options granted for services	—	—	—	—	5,575	—	—	—	—	—	5,575
Shares issued for services	—	—	1,950,000	1,950	731,550	—	1,000,000	420,000	—	—	1,153,500
Shares issued in connection with convertible notes payable	—	—	—	—	—	—	3,318,180	663,636	—	—	663,636
Shares issued for conversion of notes payable	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(947,942)	—	(947,942)
Balance, June 30, 2023	4	$—	118,239,283	$118,240	$5,254,706	$(66,400)	5,251,513	$1,283,636	$(3,884,845)	$—	$2,705,337

Balance, December 31, 2023	16,673	$17	77,467,573	$77,468	$7,801,868	$(66,400)	8,173,019	$933,489	$(6,775,924)	$—	$1,970,518
Shares issued from prior periods	—	—	4,394,140	4,394	435,020	—	(4,394,140)	(439,414)	—	—	—
Shares issued for interest	—	—	—	—	—	—	193,975	29,938	—		29,938
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	6,517,500	1,026,000	—	—	1,026,000
Net loss	—	—	—	—	—	—	—	—	(1,120,172)	—	(1,120,172)
Balance, March 31, 2024	16,673	$17	81,861,713	$81,862	$8,236,888	$(66,400)	10,490,354	$1,550,013	$(7,896,096)	$—	$1,906,284

Shares issued from prior periods	—	—	7,630,000	7,744	1,302,292	—	(7,630,000)	(1,310,036)	—	—	—
Shares issued for cash	—	—	—	—	—	—	333,334	50,000	—	—	50,000
Shares issued for services	—	—	—	—	—	—	375,000	172,500	—	—	172,500
Shares issued for interest	—	—	253,639	100	23,879	—	(18,732)	35,236	—	—	59,215
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	166,667	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	—	—	(750,349)	—	(750,349)
Balance, June 30, 2024	16,673	$17	89,745,352	$89,706	$9,563,059	$(66,400)	3,716,623	$522,713	$(8,646,445)	$—	$1,462,650

Shares issued from prior periods	—	—	16,445,200	16,445	1,897,706	—	(16,445,200)	(1,914,151)	—	—	—
Shares issued for cash	—	—	500,000	500	99,500	—	—	—	—	—	100,000
Shares issued for services	—	—	250,000	250	77,250	—	(125,000)	(30,000)	—	—	47,500
Shares issued for interest	—	—	—	—	—	—	358,796	143,008	—	—	143,008
Shares issued for conversion of convertible notes payable	—	—	—	—	—	—	16,115,303	1,695,000	—	—	1,695,000
Noncontrolling interest contributions	—	—	—	—	120,000	—	—	—	—	—	120,000
Net loss	—	—	—	—	—	—	—	—	(828,244)	(3,645)	(831,889)
Balance, September 30, 2024	16,673	$17	106,940,552	$106,901	$11,757,515	$(66,400)	3,620,522	$416,570	$(9,474,689)	$(3,645)	$2,736,269

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

 (Unaudited)

	September 30, 2024	September 30, 2023
Cash flow from activities:
Net loss	$(2,702,410)	$(2,298,055)
Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of derivatives	(20,367)	(84,564)
Loss on issuance of derivatives	109,043	100,371
Options issued for services	—	6,725
Warrants issued for services		671,805
Change in fair value of contingent liability	—	(5,700)
Gain on extinguishment of derivative liability	(264,539)	(49,248)
Stock compensation	608,198	625,133
Amortization of debt discount	217,982	105,749
Amortization expense	84,638	41,192
Changes in operating assets and liabilities
Prepaid expenses and other current assets	148,800	(143,742)
Inventory	(89,125)	—
Accounts payable	35,804	(27,621)
Interest receivable	(7,588)	—
Accounts receivable	(10,666)	—
Accrued interest	50,108	(15,939)
Net cash from operating activities from continuing operations	(1,840,122)	(1,073,894)

Cash flows from investing activities:
Purchase of property and equipment	(251,409)	—
Issuance of loan receivable	(90,000)	—
Noncontrolling interest contribution	120,000	—
Net cash from investing activities from continuing operations	(221,409)	—

Cash flows from financing activities:
Repayment of notes payable	(95,000)	(337,876)
Repayment of convertible notes payable	(170,502)	(830,891)
Proceeds from convertible notes payable	1,810,000	3,232,500
Shares issued for cash	150,000	—
Shares issued for interest	209,434	—
Proceeds from notes payable	172,500	153,989

Net cash from financing activities from continuing operations	2,076,432	2,217,722

Net change in cash and cash equivalents from continuing operations	14,901	1,143,828

Cash flow from discontinued operations:
Net cash from operating activities from discontinued operations	54,930	42,597
Net cash from investing activities from discontinued operations	(220,220)	(944,586)
Net cash from financing activities from discontinued operations	30,000	—
Net change in cash and cash equivalents from discontinued operations	(135,290)	(901,989)

Cash and cash equivalents at beginning of year	239,417	297,349
Cash and cash equivalents at end of period	$119,028	$539,188

Cash paid during the period for:
Interest	$43,134	$50,747
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued or to be issued for conversion of convertible notes payable and accrued interest	$2,954,182	$1,166,939

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CYBER ENVIRO-TECH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements and related disclosures as of September 30, 2024, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In our opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2023, and 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the full year ended December 31, 2024.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2024 and December 31, 2023.

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

Accounting for Majority-Owned Subsidiary

The Company consolidates the financial statements of majority-owned subsidiaries in accordance with Generally Accepted Accounting Principles (GAAP). A subsidiary is classified as majority-owned when the Company owns more than 50% of its voting shares, giving it control over the subsidiary's operations and financial policies.

In the consolidated financial statements, all intercompany transactions, balances, and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated. The financial position, results of operations, and cash flows of each majority-owned subsidiary are fully consolidated with the portion attributable to non-controlling interests presented as a separate line item in the equity section of the consolidated balance sheets and as a separate component of net income in the consolidated statements of income. However, for the period ended September 30, 2024, due to the immaterial amount, no non-controlling interest are presented in the financial statements but are noted in the footnotes to the consolidated financial statements.

Non-controlling interests represent the portion of equity in subsidiaries that is not attributable, directly or indirectly, to the Company.

Inventory Accounting Policy

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the First-In, First-Out (FIFO) method. Under this method, inventory costs are based on the costs of the earliest goods purchased or produced.

The cost of inventory includes all direct costs of acquisition, as well as costs necessary to bring the inventory to its present location and condition. This may include materials, labor, and an appropriate portion of fixed and variable overhead, including manufacturing and warehousing expenses.

Net realizable value represents the estimated selling price in the ordinary course of business, less any applicable selling expenses. The Company reviews inventory regularly for obsolescence and slow-moving items, and adjusts carrying values when the cost of inventory exceeds its net realizable value. Adjustments for inventory write-downs, if any, are included in cost of goods sold in the period in which the need for such adjustments is identified. At September 30, 2024, there was $89,125 of inventory and no adjustment is necessary. In addition, there was no inventory as of December 31, 2023.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three and nine months ended September 30, 2024 and 2023, the Company recorded $186,865 and $370,761 and $608,198 and $625,133 respectively, in stock-based compensation expense. In addition, the Company recorded prepaid stock compensation of $42,403 and $496,022 at September 30, 2024 and December 31, 2023, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2024:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$181,313	$181,313
Total	$—	$—	$181,313	$181,313

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$217,177	$217,177
Total	$—	$—	$217,177	$217,177

Income taxes

Income states are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measures using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expect to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

	Nine months ended September 30,
	2024	2023
Warrants	3,750,000	—
Stock options	1,000,000	200,000
Convertible notes payable	3,620,522	17,138,953
Preferred stock	50,012,000	3
Total	58,382,522	17,338,956

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

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company has just begun generating revenue and does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increased revenue and private placement loans or institutional investors. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of September 30, 2024 and December 31, 2023, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the consolidated financial statements.

In December 2021, the Company entered into an agreement to operate the wells on the Alvey Oil Field. Under this agreement, the Company owes a contingent amount based upon a 18.75% of the Working Interest less any rework and production costs to the Estate of Danny Hyde (“EDH) the former owner of the operator of record for the Alvey Oil Field. The rework costs incurred by the Company to date have been over $2 million so it is not anticipated any contingent payments will be made to EDH in 2024. In addition, the Company owes 20% of gross sales less severance tax to the landowners. At the same time of this agreement, the Company purchased $450,000 of equipment from the entity formerly owned by Danny Hyde. The Company is still evaluating the allocation of that purchase price to various assets acquired and potential liabilities assumed.  The final allocation may be different than the current presentation.

As of November 14, 2024, CETI is in conversations with various parties to spinoff the assets related to the Alvey Oil Field operations. These assets total $3,496,275 as of September 30, 2024. While CETI has not agreed to the terms of the spinoff, it is uncertain the amount CETI will receive for these assets. When the terms of any agreement are reached, CETI will make an adjustment at that time.

In October 2024, CETI decided not to move forward with the purchase of a salt water disposal facility in Oklahoma. The owner still owes CETI approximately $11,000 for a load of oil shipped generated by CETI during the due diligence period. In addition, CETI has approximately $89,000 worth of inventory still on the property. CETI is in discussions with the owner to determine compensation for these amounts.
8

 NOTE 5 – PROPERTY AND EQUIPMENT

As of September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	September 30, 2024	December 31, 2023	Useful Lives
Equipment	$683,964	$432,558	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Property and equipment, net	$689,964	$438,558	—

No assets were placed in service for continuing operations under either period so there is no depreciation expense.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 share of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total intangible assets net balance of $1,070,226 as of December 31, 2023. For the three and nine months ended September 30, 2024, there was a total of amortization of intangible assets of $28,213 and $84,638, respectively, resulting in a total intangible assets net balance of $985,589 at September 30, 2024.

Future Amortization Schedule over next five years:

Balance	Accumulated Amortization	Net Carrying Amount
September 30, 2024	142,913	985,589
December 31, 2024	171,125	957,376
December 31, 2025	283,975	844,526
December 31, 2026	396,825	731,676
December 31, 2027	509,675	618,826
December 31, 2028	622,526	505,976

And thereafter at $112,850 a year in amortization expense for the next four years and $54,576 in 2033 at which time the net carrying amount will be reduced to zero.

NOTE 7 – DEBT

	September 30, 2024	December 31, 2023
Note payables	$177,500	$100,000
Loan payable – related party	153,989	153,989
Convertible notes payable	1,727,650	2,810,250
Convertible notes payable – related party	22,000	22,000
	2,081,139	3,086,239
Debt discount	(105,679)	(161,011)
	1,975,460	2,925,228
Less current portion	428,819	154,154
Long term portion	$1,546,641	$2,771,074

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2024	523,150
2025	1,557,989
$2,081,139

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

In June 2023, the Company had a loan payable to an individual for $100,000 which was repaid in full with interest of $22,718 in September 2023. In December 2023, the Company borrowed $100,000 from the same individual and it was outstanding as of December 31, 2023. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.15 a share, when paid plus an additional $7,500 in cash. In June 2024, this individual lent another $40,000. This loan was paid off in the 3rd quarter 2024 including $3,000 in interest.

In September 2023, a related party issued a loan  to the Company for a total amount of $153,989 ($130,074 after discount at December 31, 2023). The loan is at 12.5% and is due in September of 2025. At September 30, 2024, the net after discount is $142,641.

In March 2024, the Company borrowed a total of $90,000 from an individual which consisted of two loans. During the third quarter, $40,000 of principal was paid reducing the total at September 30, 2024 to $50,000. The total interest paid as of September 30, 2024 was $6,500. The remaining loan has no expiration date and accrues interest at the rate of $125 a day.

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

During the year ended December 31, 2023, the Company raised a net of $3,971,500 in convertible notes payable. The terms were the same as the convertible notes payable issued in December 2022, with the exception of three notes, one for $69,250 incurred in January 2023 and paid off in July 2023, the second for $90,000 incurred in September 2023 and the third for $79,250 incurred in December 2023. Each of these three notes bears interest at 8% and the second and third note were payable at maturity of September 25, 2024 and December 29, 2024, respectively. The second note was convertible into common stock at issuer’s option beginning March 20, 2024 at a 35% discount off of the lowest price for the ten preceding trading days. On March 21, 2024, CETI paid $60,000 towards this loan and the remainder in April 2024. The third note had the same terms with the issuer’s option starting June 25, 2024 and was paid off in June 2024.

During the year ended December 31, 2023, the Company converted $1,178,787 of convertible notes payable, plus accrued interest,  into 10,830,890 shares of common stock. As of December 31, 2023, 8,110,690 common shares remain unissued. Also, as of December 31, 2023, $2,810,250 worth of convertible notes payable remain outstanding.

During the first nine months of 2024, the Company raised a net of $1,659,000 in convertible notes payable. The terms were the same as the convertible notes payable issued in during 2023 with the exception of four notes – two for a total of $150,000 and two for a total of $173,650. For the notes totaling $150,000, these notes bear interest at 10% and were payable at maturity of September 2024. The notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 150,000 common shares were issued in April 2024 as additional loan incentive. For the notes totaling $173,650, these notes bear interest at 8% and are paid back in installments beginning on October 30, 2024 and December 30, 2024, respectively. Both notes have an option beginning six months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days

During the nine months ended September 30, 2024, the Company converted $2,768,380 of convertible notes payable, plus accrued interest,  into 23,495,801 shares of common stock. As of September 30, 2024, 3,620,522 common shares remain unissued. Also, as of September 30, 2024, $1,749,630 worth of convertible notes payable remain outstanding.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2024 and December 31, 2023 and the amounts that were reflected in income related to derivatives for the period ended:

	September 30, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	970,351	$181,313
Total	970,351	$181,313

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	878,836	$217,177
Total	878,836	$217,177

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Embedded derivatives	$38,747	$35,172
Loss on issuance of derivative	—	(13,513)
Total gain (loss)	$38,747	$21,659

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Embedded derivatives	$20,367	$84,564
Loss on issuance of derivative	(109,043)	(100,371)
Total gain (loss)	$(88,676)	$(15,807)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date April 26,2024 Note	Inception Date June 21, 2024 Note
Quoted market price on valuation date	$0.193	$0.30	$0.272
Effective contractual conversion rates	$0.104	$0.176	$0.179
Contractual term to maturity	1 year	1 year	0.41 - 0.58 years
Market volatility:
Volatility	213.68%-298.84%	239.77%-465.49%	173.54%-349.06%
Risk-adjusted interest rate	5.31%	5.20%	4.07%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of September 30, 2024 and December 31, 2023.

	Period Ended September 30, 2024	Year Ended December 31, 2023
Balances at beginning of period	$217,177	$—
Issuances:
Embedded derivatives	249,042	355,305
Conversions	(264,539)	(49,248)
Changes in fair value inputs and assumptions reflected in income	(20,367)	(88,880)
Balances at end of period	$181,313	$217,177

NOTE 9 – RELATED PARTY TRANSACTIONS

At September 30, 2024 and December 31, 2023, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2023, the Company had accounts payable to various related parties for a total of $80,991.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. The note was secured by the F-150 truck and bore interest of 7%. This was paid back in February 2023.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest was paid at time of closing and has been amortized over the six-month period of time. Closing costs are being amortized over the 24-month period of the loan resulting in a discounted balance of $142,643 and $153,989 at September 30, 2024 and December 31, 2023, respectively.

During periods ended September 30, 2024 and December 31, 2023, the Company paid various related parties for consulting services in the amounts of $110,100 and $588,308, respectively. For the periods ended September 30, 2024 and December 31, 2023, $30,000 and $120,836, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

At September 30, 2024, the Company had accounts payable to various related parties for a total of $135,708.

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

During 2023, the Company changed the terms this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of September 30, 2024 and  December 31, 2023, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of September 30, 2024 and December 31, 2023, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of September 30, 2024 and December 31, 2023, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of September 30, 2024 and December 31, 2023, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

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

The following table summarizes the accounting effects of the modification:

June 3, 2023 Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$37,647
Cost to be recognized after modification	$96,742
Recognition Period	24 months

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.50 Years

Equivalent volatility	32.88%
Interest rates	4.50%

Stock option activity for the nine months ended September 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2023	1,000,000	$0.3600	1.01
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding September 30, 2024	1,000,000	0.3600	0.17
Options exercisable September 30, 2024	1,000,000	$0.3600	0.17

In connection with a different consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock, along with a monthly consulting fee. This common stock was valued at $0.42 on the date of the agreement and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 in replacement for the stock and extend the agreement until June 30, 2024. The agreement was amended again on September 15, 2023 resulting in an additional 500,000 warrants being issued and the agreement extended until September 15, 2024. This resulted in an additional $602,179 in consulting expenses which will be equally amortized over the following twelve months.

Significant inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.3100
Effective contractual strike price	$0.0013
Market volatility	373%
Contractual term to maturity	2 years
Risk-adjusted interest rate	4.87%

Stock warrant activity for the nine months ended September 30, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.50
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding September 30, 2024	3,750,000	0.001	0.75
Warrants exercisable September 30, 2024	3,750,000	$0.001	0.75

NOTE 12 – DISCONTINUED OPERATIONS

CETI is planning to spin-off the Alvey oil field operations into a new entity called Phoenix Well Development Inc (PWD). The shareholders of CETI will get a pro rata stock distribution of PWD common shares. A new investor group will run the operation.

Accordingly, the Company has categorized Alvey as discontinued operations in the consolidated financial statements for the periods ended September 30, 2024 and December 31, 2023.

The operating results for discontinued operations have been presented in the accompanying Statement of Operations for the nine months ended September 30, 2024 and 2023 as discontinued operations and are summarized below:

	Three Months Ended September 30		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$11,154	$13,897	$20,362	$13,897
Total cost of revenue	(2,983)	(3,710)	(5,818)	(3,710)
Gross profit	8,171	10,187	14,544	10,187
Operating expenses	(18,341)	(12,646)	(54,930)	(41,998)
Loss from operations	(10,170)	(2,459)	(40,386)	(31,811)
Other income (expenses)	—	—	—	—
Loss before tax expense	(10,170)	(2,459)	(40,386)	(31,811)
Tax expense	—	—	—	—
Loss from operations of discontinued operations	$(10,170)	$(2,459)	$(40,386)	$(31,811)

The assets and liabilities of the discontinued operations at September 30, 2024 and December 31, 2023 are summarized below:

	Periods Ended
	September 30, 2024	December 31, 2023
Property and equipment, net(1)	$3,433,738	$3,268,448
Texas Railroad Commission bond	62,537	62,537
Assets of discontinued operations, non-current	3,496,275	3,330,985
Total assets	$3,496,275	$3,330,985

Accounts payable	$48,500	$200,069
Note payable, current maturities	343,500	343,500
Liabilities of discontinued operations, current	392,000	543,569
Estimated asset retirement obligation	97,463	97,463
Liabilities of discontinued operations, non-current	97,463	97,463
Total liabilities	$489,463	$641,032

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Useful Lives
Equipment	$739,481	$739,481	5 to 20 years
Vehicles	61,000	61,000	5 to 15 years
Well development costs	2,791,441	2,571,221	*
Less accumulated depreciation	(158,184)	(103,254)	—
Property and equipment, net	$3,433,738	$3,268,448	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of June 30, 2024, a minimal amount of oil has been produced and work is ongoing to determine how to determine how to get regular production from the field.

Depreciation expense for the discontinued operations for the three and nine months periods ended  September 30, 2024 and 2023 was $18,341 and $12,646 and $54,930 and $38,398 respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $2,791,441 and $2,571,221 at September 30, 2024 and December 31, 2023, respectively.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the nine months ended September 30, 2024 and 2023, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the nine months ending September 30, 2024 and 2023, there was no gain or loss recognized for sales of unproved properties. However, as of November 14, 2024, CETI is in conversations with various parties relating to the spinoff of the Alvey Oil Field assets. It is uncertain about the value of these assets and any write off will occur at when the spinoff is finalized.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At September 30, 2024 and December 31, 2023, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of- production method based on proved reserves and estimated salvage values. During the nine months ended September 30, 2024 and 2023, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the nine months ended September 30, 2024 and 2023, there was no impairment to proved properties.

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

Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells

NOTE 13 – MAJORITY-OWNED SUBSIDIARY

On August 13, 2024 CETI Axenic (CAX) was formed in the state of Wyoming. This company is 51% owned by CETI and therefore is part of the consolidated financial statements for the period ending September 30, 2024. The remaining 49% shareholders also own stock in CETI but none of them are control persons in CETI.

CETI licensed to CAX the exclusive right to market its products in the commercial and non-commercial laundry business. For this licensing right, CETI received a fee of $120,000. In addition, CETI was to lend CAX $30,000 on a promissory note due and payable with $5,000 of interest in August 2026. As of September 30, 2024, CETI has lent $20,000 of the $30,000 to CAX.

As of September 30, 2024, CAX has had very limited operations. There is a loss of $7,439 attributed mostly to consulting fees paid to non-CETI shareholders of $7,000. Of this loss, 51% or $3,794 would be attributed to CETI. For the balance sheet, there is cash of $13,061 and an accounts payable of $500 and no other assets besides the intangible asset of licensing fees of $120,000 and a balance of $10,000 due from CETI to CAX for the remainder of the $30,000 promissory note. And the equity section of the balance sheet reflects the Non-controlling interest of ($3,645).

NOTE 14 – INCOME TAXES

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

Income taxes consist of the following components as of:

	September 30, 2024	September 30, 2023
Federal income tax benefit attributable to:
Current Operations	$606,138	$489,614
Less: Valuation allowance	(606,138)	(489,614)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended September 30, 2024 and December 31, 2023, due to the following:

	September 30, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$2,018,122	$1,411,984
Less: Valuation allowance	(2,018,122)	(1,411,984)
Net deferred tax asset	$—	$—

At September 30, 2024, the Company had net operating loss carry forwards of $9,610,105 which would result in a deferred tax asset of $2,018,122 that may be offset against future taxable income from the year 2024 to 2040. No tax benefit has been reported in the September 2024 and December 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 15 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	New money raised from investors from October 1, 2024 to November 15, 2024 – $175,000 in convertible debentures.

•	New shares issued to investors who had converted debentures to equity from October 1, 2024 to November 15, 2024 were 1,219,004 shares of common stock.

•	CETI was under contract to purchase a salt water disposal facility in Oklahoma. Subsequent to quarter end, CETI decided not to move forward with the purchase with the owner regarding payments due and inventory still on the property.

•	In October 2024, CETI entered into an agreement with Warrior Operating Group, LLC (WOG) to provide recycled and water processing services for WOG. The services provided are intended to generate additional revenue from the separation of oil from the wastewater produced and sourced by WOG and treated using CETI’s remediation equipment, systems and processes at WOG’s Salt Water Disposal site(s).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations for the Three Months Ending September 30, 2024 and 2023

	2024	2023	$	%
Revenue:
Gross Sales	$10,666	$—	10,666	-100%
Cost of sales	(5,265)	—	(5,265)	-100%
Gross margin	5,401	—	5,401	-100%

Operating Expenses:
Professional Fees	17,500	19,931	(2,431)	-12%
General and administrative	236,236	117,907	118,329	100%
Consulting	419,736	597,566	(177,830)	-30%
Total operating expenses	673,472	735,404	(61,932)	-8%

Operating loss from continuing operations	(668,071)	(735,404)	(67,333)	-9%

Other Income (Expense):
Change in fair value of derivative	38,747	35,172	3,575	10%
Loss on issuance of derivative	—	(13,513)	(13,513)	-100%
Gain on extinguishment of derivative liability	—	49,248	(49,248)	-100%
Amortization of intangible assets	(28,213)	(31,604)	(3,391)	-11%
Change in fair value of contingent liability	—	(600)	(600)	-100%
Interest income	2,912	—	2,912	100%
Interest expense	(166,984)	(146,870)	(20,114)	14%
Total Other Income (Expense)	(153,538)	(108,167)	45,371	42%

Loss from continuing operations	(821,609)	(843,571)	(21,962)	-3%

Discontinued operations:
Gain (loss) from operations of discontinued operations	(10,280)	(2,459)	(7,821)	318%
Net Income (Loss)	$(831,889)	$(846,030)	$(179,965)	$-22%

Net loss attributable:
Non-controlling interest	$(3,645)	$—	$3,645	100%
Common stockholders	(828,244)	(846,030)	(17,786)	-2%
Net loss	$(831,889)	$(846,030)	$(14,141)	-2%

Gross Sales. These sales are from CETI’s temporary operations at a salt water disposal (SWD) facility in Oklahoma. CETI contracted to buy the SWD and during its due diligence was allowed to operate on the property. During this time, CETI generated these sales.

General and administrative Expenses. General and administrative expenses for the three months ended September 30, 2024 were up by 100% vs 2023 largely due to CETI’s temporary operations on a salt water disposal facility in Oklahoma. These operations were done to determine whether to pursue a purchase of the facility which was decided against after quarter end.

Professional fees. These fees are largely made up of audit and audit-related fees ($15,000 and $14,550 as of September 2024 and 2023 respectively).

Consulting fees. Decreased by 30% due largely to the decrease in non-cash, stock-based compensation in 2024 of $186,865 vs $370,762 in 2023.

Other income (expense). Much of this is relates to the derivative accounting for convertible debt from a one lender. This lender offers the Company the option to payoff debt or convert it to stock. For the five loans taken out in 2023 and 2024, the Company has elected to payoff three of them and still has two outstanding. For the interest expense, the 14% increase is largely due to loans payable increase of $150,000 in the third quarter of 2024 vs 2023.

Net income (loss) from continuing operations. The above changes resulted in net loss of $821,609 for the three months ended September 30, 2024 compared to a loss of $846,030 for the similar period in 2023. As noted above, there was increase in revenue and the decrease in consulting expense. These changes largely accounted for the decreased loss in 2024 vs 2023.

Discontinued operations. The Company is looking to spin off the Alvey oil field and this represents the non-capitalized expenses related to the Alvey.

Non-controlling interest. CAX is a 51% controlled subsidiary of CETI and started operations in the 3rd quarter of 2024 and, as such, has shown minimal activity so far. The total loss of $7,439 is largely due to consulting expenses of $7,000. For the loss, $3,794 is attributed to CETI and $3,645 is attributed to CAX.

Results of Operations for the Nine Months Ending September 30, 2024 and 2023

	2024	2023	$	%
Revenue:
Gross Sales	$10,666	—	10,666	100%
Cost of sales	(5,265)	—	(5,265)	-100%
Gross margin	5,401	—	5,401	100%

Operating Expenses:
Professional Fees	91,632	85,219	6,413	8%
General and administrative	784,943	223,266	561,677	252%
Consulting	1,301,909	1,734,080	(432,171)	-25%
Total operating expenses	2,178,484	2,042,565	135,919	7%

Operating loss from continuing operations	(2,173,083)	(2,042,565)	130,518	7%

Other Income (Expense):
Change in fair value of derivative	20,367	84,564	(64,197)	-76%
Loss on issuance of derivative	(109,043)	(100,371)	(8,672)	9%
Amortization of intangible assets	(84,638)	(31,604)	(53,034)	167%
Interest expense	(587,762)	(225,966)	(361,796)	160%
Gain on extinguishment of derivative liability	264,539	49,248	215,291	437%
Change in fair value of contingent liability	—	450	(450)	-100%
Interest income	7,596	—	7,596	100%
Total Other Income (Expense)	(488,941)	(223,679)	(265,262)	119%

Loss from continuing operations	(2,662,024)	(2,266,244)	(395,780)	17%

Discontinued operations:
Gain (loss) from operations of discontinued operations	(40,386)	(31,811)	(8,575)	27%
Net Income (Loss)	(2,702,410)	(2,298,055)	(404,355)	10%

Net loss attributable:
Non-controlling interest	$(3,645)	$—	$3,645	100%
Common stockholders	(2,698,765)	(2,298,055)	(400,710)	17%
Net loss	$(2,702,410)	$(2,298,055)	$(404,355)	18%

Gross Sales. These sales are from CETI’s temporary operations at a salt water disposal (SWD) facility in Oklahoma. CETI contracted to buy the SWD and during its due diligence was allowed to operate on the property. During this time, CETI generated these sales.

General and administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 were up by 252% vs 2023 largely due to an increase in testing of CETI’s water filtration system, travel expenses overseas, testing of water samples and increased marketing expenses. In addition, CETI incurred expenses from the temporary operation of a salt water disposal facility in Oklahoma. These operations were done to determine whether to pursue a purchase of the facility which was decided against after quarter end.

Professional fees. These fees are largely made up of audit and audit-related fees, $80,621 and 71,839 as of September 30, 2024 and 2023 respectively,

Consulting fees. Are largely made up from non-cash, stock-based compensation of $746,019 and $995,895 for the first nine months of 2024 and 2023, respectively.

Other income (expense). Much of this is relates to the derivative accounting for convertible debt from a one lender. This lender offers the Company the option to payoff debt or convert it to stock. For the five loans taken out in 2023 and 2024, the Company has elected to payoff three of them and still has two outstanding. For the interest expense, this is largely due to increase in interest due or payable on loans taken on after September 2023 as well as interest on convertible debentures. For the convertible debentures, the average balance of convertible debentures in the first nine months of 2024 was about twice that of the same period in 2023.

Net income (loss) from continuing operations. The above changes resulted in net loss of $2,662,024 for the nine months ended September 30, 2024 compared to a loss of $2,266,244 for the similar period in 2023. Most of the difference is attributable to interest expense and increase in general and administrative expenses as noted above.

Discontinued operations. The Company is looking to spin off the Alvey oil field and this represents the non-capitalized expenses related to the Alvey.

Non-controlling interest. CAX is a 51% controlled subsidiary of CETI and started operations in the 3rd quarter of 2024 and, as such, has shown minimal activity so far. The total loss of $7,439 is largely due to consulting expenses of $7,000. For the loss, $3,794 is attributed to CETI and $3,645 is attributed to CAX.

Liquidity and Capital Resources

As of September 30, 2024, the Company had total assets of $5,766,753 including current assets of $594,925 as well as $3,496,275 from the discontinued operations of the Alvey oil field.  We also have current liabilities of $1,205,067 which consist of accounts payable of $237,517 and short-term note payable of $229,319, net of discount of $94,331, notes payable of $177,500 and $489,463 from the discontinued operations of the Alvey oil field which is mostly the payable due on the Alvey Oil Field leasehold improvements. We also have $1,825,417 of long-term liabilities which is largely due to convertible notes payable of $1,404,000.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, as noted above, the Company is dependent upon raising additional capital to meet its business plans which raises substantial doubt about the Company’s ability to continue as a going concern.

S-1 Registration Statement Effective January 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of November 14, 2024, none of the 10 million shares of common stock have been sold.

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

Based on this evaluation, these officers concluded that, as of September 30, 2024 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions. As of September 30, 2024, some progress has been made in implementing enhanced controls and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim consolidated financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Item 1A. Risk Factors.

As a "Smaller Reporting Company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
9/27/2021	New	144,033	Common	0.097	Lester Black	Cash	Restricted
2/25/2022	New	3,000,000	Common	0.078	Markham and ML Broughton RT, Markham Broughton	Cash	Restricted
2/25/2022	New	750,000	Common	0.133	Gary E. Smith Living Trust, Gary Smith	Cash	Restricted
12/31/2022	New	400,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
12/31/2022	New	42,000	Common	0.457	Malcolm Mcquire	Services	Restricted
3/24/2023	New	300,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Lability Paid	Restricted
10/18/2023	New	600,000	Common	0.10	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.10	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.10	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.10	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.10	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted
11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.10	McKellar R Trust, Donald McKellar III, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.10	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.10	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.10	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.10	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	256,360	Common	0.10	Dwayne Hay	Debt conv	Restricted
2/2/2024	New	1,011,620	Common	0.10	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
2/2/2024	New	335,850	Common	0.10	Carl R. Vertuca	Debt conv	Restricted
2/2/2024	New	335,780	Common	0.10	Bryan Vertuca	Debt conv	Restricted
2/28/2024	New	252,030	Common	0.10	Jeffrey Kelley	Debt conv	Restricted
2/28/2024	New	302,370	Common	0.10	Leibowitz Living Trust, Alan Leibowitz, trustee	Debt conv	Restricted
2/28/2024	New	336,790	Common	0.10	Dominic Mancini	Debt conv	Restricted
2/28/2024	New	253,680	Common	0.10	David Townley Paton	Debt conv	Restricted
2/28/2024	New	253,240	Common	0.10	Michael Volpe/ Liliane Stachishin-Moura, JTTN	Debt conv	Restricted
3/12/2024	New	505,820	Common	0.10	Paul Stander, SEP-IRA	Debt conv	Restricted
3/12/2024	New	202,020	Common	0.10	Nicole M. Hobbs	Debt conv	Restricted
3/12/2024	New	252,140	Common	0.10	James S Benedict	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
3/12/2024	New	252,090	Common	0.10	Cameron Turner	Debt conv	Restricted
3/12/2024	New	100,710	Common	0.10	Jill B. Mossman	Debt conv	Restricted
4/2/2024	New	256,310	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/2/2024	New	252,310	Common	0.10	JJJ Enterprises, Jeff J. Jorgenson	Debt conv	Restricted
4/2/2024	New	251,700	Common	0.10	Michael B. Schuster	Debt conv	Restricted
4/2/2024	New	126,565	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
4/2/2024	New	252,030	Common	0.10	McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
4/15/2024	New	756,250	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
4/15/2024	New	500,760	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/15/2024	New	34,000	Common	0.35	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
4/15/2024	New	66,000	Common	0.35	Neil Superfon	Debt conv	Restricted
4/15/2024	New	201,360	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
5/9/2024	New	252,910	Common	0.10	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
5/9/2024	New	200,970	Common	0.10	Kaan Brian Gokay	Debt conv	Restricted
5/9/2024	New	253,015	Common	0.20	William and Jennifer Vincent	Debt conv	Restricted
5/9/2024	New	303,555	Common	0.20	TWCI Consulting LLC, Christopher Ingram	Debt conv	Restricted
5/9/2024	New	25,255	Common	0.20	Michael Hay	Debt conv	Restricted
5/9/2024	New	50,505	Common	0.20	Jaye Gene Todd Collier	Debt conv	Restricted
5/22/2024	New	77,285	Common	0.20	Paul Leonard	Debt conv	Restricted
5/22/2024	New	128,645	Common	0.20	David Haley	Debt conv	Restricted
5/22/2024	New	128,535	Common	0.20	Staunton Family 2007 Trust, Richard Staunton, trustee	Debt conv	Restricted
5/22/2024	New	1,285,070	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	Dallas Dukes	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	T Jordan Dukes	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
6/11/2024	New	513,155	Common	0.20	Michael and Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
6/11/2024	New	127,580	Common	0.20	Jessica Patterson	Debt conv	Restricted
6/11/2024	New	127,140	Common	0.20	F. Stanton Sipes	Debt conv	Restricted
6/11/2024	New	260,305	Common	0.20	Peter Mitrev	Debt conv	Restricted
6/11/2024	New	184,620	Common	0.20	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
6/11/2024	New	25,785	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	525,320	Common	0.20	Neil Superfon	Debt conv	Restricted
6/20/2024	New	127,905	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	127,330	Common	0.20	Harborside Group Trust, Jim Mead	Debt conv	Restricted
6/20/2024	New	128,730	Common	0.20	Chase Donaldson	Debt conv	Restricted
6/20/2024	New	12,870	Common	0.20	David Paton	Debt conv	Restricted
6/20/2024	New	294,200	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	170,910	Common	0.15	Mark Mitrev	Debt conv	Restricted
7/10/2024	New	407,980	Common	0.25	Neil Superfon	Debt conv	Restricted
7/10/2024	New	252,910	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	388,975	Common	0.20	Suncoast Financial Mortgage Profit Sharing Plan, David Malcolm, trustee	Debt conv	Restricted
7/10/2024	New	126,700	Common	0.20	Staunton Family Investment Partnership, Richard Staunton, trustee	Debt conv	Restricted
7/10/2024	New	127,000	Common	0.20	Gardner Investment Trust, Roy A Gardner, trustee	Debt conv	Restricted
7/15/2024	New	170	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
7/15/2024	New	25	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
7/15/2024	New	60	Common	0.10	The McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
7/15/2024	New	45	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
8/1/2024	New	500,000	Common	0.20	Michael and Judith Mendoza Revocable Living Trust, dated 8 March 2004, Michael Mendoza, trustee	Cash	Restricted
8/1/2024	New	334,000	Common	0.15	Jason Black	Cash	Restricted
8/1/2024	New	281,352	Common	0.10	Julie Kutilek	Debt conv	Restricted
8/1/2024	New	2,992,822	Common	0.10	Joseph Kutilek	Debt conv	Restricted
8/1/2024	New	110,669	Common	0.10	Tara Rahr	Debt conv	Restricted
8/1/2024	New	1,603,902	Common	0.10	Charles Merkel	Debt conv	Restricted
8/20/2024	New	1,655,192	Common	0.10	Scott Jasper	Debt conv	Restricted
8/20/2024	New	1,635,472	Common	0.10	Joel Gale	Debt conv	Restricted
8/20/2024	New	2,192,290	Common	0.10	Larry Grillo	Debt conv	Restricted
8/20/2024	New	26,742	Common	0.20	Kelsey Mallory	Debt conv	Restricted

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

Item 3. Defaults Upon Senior Securities.

There is a loan of $22,000 to a related party that is due and payable as well as two convertible debentures totaling $150,000 that were due in September 2024. In addition, there is a loan of $343,500 due to the estate of Danny Hyde (EDH). However, as noted in the Contingency footnote, over $2 million has been spent on the rework costs of the Alvey and EDH is to bear part of that cost which exceeds what CETI owes EDH.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended September 30, 2024, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth	Chief Executive Officer	November 19, 2024
Kim D. Southworth

/s/ Dan Leboffe	Principal Accounting Officer	November 19, 2024
Dan Leboffe

