Form 10-K
period 2024-12-31
Cyber Enviro-Tech, Inc.
filed 2025-04-14
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the consolidated financial statements of the registrant included in the filing reflect the correction of an error to previously issued consolidated financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 28, 2024 (the last business day of the registrant's most recently second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 53,016,165 shares of common stock held by non-affiliates of the issuer on such date was $13,254,041.

At April 14, 2025 there were 113,461,878 shares of the registrant’s Common Stock issued and outstanding.

Cyber Enviro-Tech, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2024

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

PART I

Item 1. Business – OVERVIEW OF OUR COMPANY

Our Company

CYBER ENVIRO-TECH, INC. ("the Company", "CETI") was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986 (“Inception”).

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our pilot project is an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. This oil field operation known as the Alvey oil field is intended to be spun-off into a new entity in the near future. This has been shown as discontinued operation in the accompanying consolidated financial statements. In addition, the Company is continuing the development and testing of its water filtration machine in Texas as well as looking to place its oil and soil remediation systems in the Middle East and its water remediation systems in the meat packing industry.

CETI is a 51% owner of CETI Axenic (“Axenic”). Axenic was formed in 2024 and focuses on water remediation in the commercial laundry industry. Its day-to-day operations are run by other personnel who are not officers of CETI which provides the ability for CETI to expand into another industry while not burdening its current focus on water remediation for oil and gas, meat packing and municipalities.

GENERAL OVERVIEW

Form and year of organization;

Cyber Enviro-Tech, Inc., also referred to as “CETI” and the “Company”, was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986.

Bankruptcy, receivership;

The company has never filed Bankruptcy or been involved in any receiverships or similar proceedings.

Material reclassification;

The Company has been known by a variety of names since its inception in the State of Wyoming as Electronic Biotek, Inc. In 2020, CETI through its previous name, Globel Technologies, Inc. (“Global”) acquired NexGen Holdings Corp via a reverse merger. Subsequent to the reverse merger, the Company changed its name to Cyber Enviro-Tech, Inc. Below lists the names that the Company has been known as since inception as well as the dates those names were active:

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

Our pilot project was an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, property located in Callahan County, Texas. This oil field operation known as the Alvey oil field is intended to be spun-off into a new entity in the near future and is shown as discontinued operations in the accompanying consolidated financial statements. In addition, the Company is continuing the development and testing of its water filtration machine in Texas as well as looking to place its oil and soil remediation systems in the Middle East and its water remediation systems in the meat packing industry and with municipalities.

Our focus for the current fiscal year will be on:

1)	Expanding our water and oil remediation operations in the Middle East and Texas

2)	Developing further tests with at least one meat packing client

3)	Spin off the Alvey Oil Field and turning management over to a third-party owner/operator.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of December 31, 2024 the Company has independent services contracts with three individuals for its B2B sales strategy – two in oil and gas and one in the meat packing industry – and another company for its overseas services in the Middle East.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issues that exists anywhere in the world. The markets envisioned for the CETI water filtration system, when funds permit, would be both domestic (U.S.) and global.

Government Regulation

We are subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, our operations are affected by federal and state laws relating to marketing practices in the oil industry and/or expansion of operations; a change to or changes to government regulations; a general economic slowdown; a significant decrease in the price of West Texas Intermediate crude. Any change in one or more of these factors could reduce our ability to earn and grow revenue in future periods.

Research and Development

For the year ending December 31, 2024, we spent approximately $1.5 million in research and development of our oil/water filtration products and process. In addition, from 2021 through December 31, 2024, approximately $3.4 million was invested in the Alvey Ranch Oil field to prove our new technologies in opening up the downhole fractures and removing contaminants from the reservoir for increased oil production. The former has been expensed and the latter capitalized. Currently the Alvey is being spun off into a separate company as the Company intends to focus its efforts on water and oil/soil remediation.

Personnel

As of December 31, 2024, we have no employees but the Company does have 11 full-time and part-time consultants.

Item 1A. Risk Factors.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Policy

Overview

Cyber Enviro-Tech, Inc. is committed to protecting its information systems, customer data, and operational infrastructure through a robust cybersecurity framework.

Governance & Risk Management

The Board oversees cybersecurity strategy, with management ensuring compliance and enforcement. Key measures include:

  Risk Assessments: Continuous monitoring of threats and vulnerabilities.
  Incident Response: A structured plan for rapid mitigation and resolution.
  Third-Party Security: Due diligence on vendors and partners.
  Regulatory Compliance: Adherence to industry standards and legal requirements.

Data Protection & Incident Response

CETI safeguards sensitive data with:

  Encryption & Access Controls: Secure storage and restricted access.
  Employee Training: Awareness programs on cyber threats.
  Breach Response: Rapid containment, forensic analysis, and regulatory notifications.

Cybersecurity Investments

CETI continuously enhances security through:

  Advanced threat detection systems.
  Regular penetration testing.
  Collaboration with cybersecurity experts.

Forward-Looking Statements

While CETI implements strong cybersecurity measures, no system is completely immune to threats. The Company remains vigilant in strengthening its security post.

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

In addition to the working interest payments due to EDH from well production, EDH will receive $450,000 to be paid in installments. As of December 31, 2024, the remaining amount owed is $343,500.

Our focus for the current fiscal year will be on water/oil remediation as opposed to oil production. We are in the process of spinning off the Alvey Ranch oil field and will focus on developing and expanding our water and oil/soil remediation technologies both domestic and foreign.

Item 3. Legal Proceedings.

We are not a party to legal proceedings. However, CETI owes $343,500 to EDH but the Company maintains that EDH owes CETI over $400,000 for unreimbursed working interest expenses. No lawsuits have been filed and discussions are ongoing. In addition, CETI contracted earlier in 2024 to buy a salt water disposal facility in Oklahoma. During the due diligence period, CETI decided not to move forward. While no lawsuit has been filed, we are working with the seller and his attorney to resolve damages.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for listing on the OTC Bulletin Board under the symbol CETI on October 6, 2020.   As of December 31, 2024, there were 494 active shareholders and the total shares outstanding of 108,159,556. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2024	HIGH	LOW
Fourth Quarter	$0.30	$0.17
Third Quarter	$0.39	$0.16
Second Quarter	$0.81	$0.38
First Quarter	$0.37	$0.32

Fiscal Year Ended December 31, 2023	HIGH	LOW
Fourth Quarter	$0.40	$0.32
Third Quarter	$0.60	$0.24
Second Quarter	$0.40	$0.31
First Quarter	$0.44	$0.30

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

Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed).	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing.
3/24/2023	New	300,000	Common	0.420	Joe Isaacs, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Lability Paid	Restricted
10/18/2023	New	600,000	Common	0.10	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.10	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.10	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.10	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.10	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted

11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.10	McKellar R Trust, Winston McKellar, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.10	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.10	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.10	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.10	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	253,020	Common	0.10	Dwayne Hay	Debt conv	Restricted
2/2/2024	New	1,011,620	Common	0.10	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
2/2/2024	New	335,850	Common	0.10	Carl R. Vertuca	Debt conv	Restricted
2/2/2024	New	335,780	Common	0.10	Bryan Vertuca	Debt conv	Restricted
2/28/2024	New	252,030	Common	0.10	Jeffrey Kelley	Debt conv	Restricted
2/28/2024	New	302,370	Common	0.10	Leibowitz Living Trust, Alan Leibowitz, trustee	Debt conv	Restricted
2/28/2024	New	336,790	Common	0.10	Dominic Mancini	Debt conv	Restricted
2/28/2024	New	253,680	Common	0.10	David Townley Paton	Debt conv	Restricted
2/28/2024	New	253,240	Common	0.10	Michael Volpe/ Liliane Stachishin-Moura, JTTN	Debt conv	Restricted
3/12/2024	New	505,820	Common	0.10	Paul Stander, SEP-IRA	Debt conv	Restricted
3/12/2024	New	202,020	Common	0.10	Nicole M. Hobbs	Debt conv	Restricted
3/12/2024	New	252,140	Common	0.10	James S Benedict	Debt conv	Restricted
3/12/2024	New	252,090	Common	0.10	Cameron Turner	Debt conv	Restricted
3/12/2024	New	100,710	Common	0.10	Jill B. Mossman	Debt conv	Restricted
4/2/2024	New	256,310	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/2/2024	New	252,310	Common	0.10	JJJ Enterprises, Jeff J. Jorgenson	Debt conv	Restricted
4/2/2024	New	251,700	Common	0.10	Michael B. Schuster	Debt conv	Restricted
4/2/2024	New	126,565	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
4/2/2024	New	252,030	Common	0.10	McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted

4/15/2024	New	756,250	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
4/15/2024	New	500,760	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/15/2024	New	34,000	Common	0.35	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
4/15/2024	New	66,000	Common	0.35	Neil Superfon	Debt conv	Restricted
4/15/2024	New	201,360	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
5/9/2024	New	252,910	Common	0.10	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
5/9/2024	New	200,970	Common	0.10	Kaan Brian Gokay	Debt conv	Restricted
5/9/2024	New	253,015	Common	0.20	William and Jennifer Vincent	Debt conv	Restricted
5/9/2024	New	303,555	Common	0.20	TWCI Consulting LLC, Christopher Ingram	Debt conv	Restricted
5/9/2024	New	25,255	Common	0.20	Michael Hay	Debt conv	Restricted
5/9/2024	New	50,505	Common	0.20	Jaye Gene Todd Collier	Debt conv	Restricted
5/22/2024	New	77,285	Common	0.20	Paul Leonard	Debt conv	Restricted
5/22/2024	New	128,645	Common	0.20	David Haley	Debt conv	Restricted
5/22/2024	New	128,535	Common	0.20	Staunton Family 2007 Trust, Richard Staunton, trustee	Debt conv	Restricted
5/22/2024	New	1,285,070	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	Dallas Dukes	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	T Jordan Dukes	Debt conv	Restricted
6/11/2024	New	513,155	Common	0.20	Michael and Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted

6/11/2024	New	127,580	Common	0.20	Jessica Patterson	Debt conv	Restricted
6/11/2024	New	127,140	Common	0.20	F. Stanton Sipes	Debt conv	Restricted
6/11/2024	New	260,305	Common	0.20	Peter Mitrev	Debt conv	Restricted
6/11/2024	New	184,620	Common	0.20	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
6/11/2024	New	25,785	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	525,320	Common	0.20	Neil Superfon	Debt conv	Restricted
6/20/2024	New	127,905	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	127,330	Common	0.20	Harborside Group Trust, Jim Mead	Debt conv	Restricted
6/20/2024	New	128,730	Common	0.20	Chase Donaldson	Debt conv	Restricted
6/20/2024	New	12,870	Common	0.20	David Paton	Debt conv	Restricted
6/20/2024	New	294,200	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	170,910	Common	0.15	Mark Mitrev	Debt conv	Restricted
7/10/2024	New	407,980	Common	0.25	Neil Superfon	Debt conv	Restricted
7/10/2024	New	252,910	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	388,975	Common	0.20	Suncoast Financial Mortgage Profit Sharing Plan, David Malcolm, trustee	Debt conv	Restricted
7/10/2024	New	126,700	Common	0.20	Staunton Family Investment Partnership, Richard Staunton, trustee	Debt conv	Restricted
7/10/2024	New	127,000	Common	0.20	Gardner Investment Trust, Roy A Gardner, trustee	Debt conv	Restricted
7/15/2024	New	170	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted

7/15/2024	New	25	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
7/15/2024	New	60	Common	0.10	The McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
7/15/2024	New	45	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
8/1/2024	New	500,000	Common	0.20	Michael and Judith Mendoza Revocable Living Trust, dated 8 March 2004, Michael Mendoza, trustee	Cash	Restricted
8/1/2024	New	334,000	Common	0.15	Jason Black	Cash	Restricted
8/1/2024	New	281,352	Common	0.10	Julie Kutilek	Debt conv	Restricted
8/1/2024	New	2,992,822	Common	0.10	Joseph Kutilek	Debt conv	Restricted
8/1/2024	New	110,669	Common	0.10	Tara Rahr	Debt conv	Restricted
8/1/2024	New	1,603,902	Common	0.10	Charles Merkel	Debt conv	Restricted
8/20/2024	New	1,655,192	Common	0.10	Scott Jasper	Debt conv	Restricted
8/20/2024	New	1,635,472	Common	0.10	Joel Gale	Debt conv	Restricted
8/20/2024	New	2,192,290	Common	0.10	Larry Grillo	Debt conv	Restricted
8/20/2024	New	26,742	Common	0.20	Kelsey Mallory	Debt conv	Restricted
10/7/2024	New	203,990	Common	0.20	JJJ Enterprises, Jeff J Jorgenson	Debt conv	Restricted
10/7/2024	New	697,064	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
10/15/2024	New	317,950	Common	0.20	Alla Abato	Debt conv	Restricted

Securities authorized for issuance under equity compensation plans

The Company has not reserved any securities for issuance under equity compensation plans for any officers, directors or any beneficial owners. The individuals below are consultants and part of their compensation is in stock as follows:

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

On September 15, 2023, the company entered into a consulting agreement with Kaybrook Client Consulting LLC, Harry Datys, for professional services wherein the Company issued 3,750,000 warrants at a par value of $0.001. This agreement was amended on November 1, 2024 and CETI authorized another 800,000 warrants at the same par value as before and extended the consulting agreement for another 8 months.

On November 6, 2023 the company entered into a distribution and consulting agreement with Delta, Serdar Gurel, for professional services wherein the Company paid 1,000,000 common shares.

The Company has had a working relationship with Bruce Moore for several years. To keep him engaged, the Company gave him 200,000 common shares in 2023 for professional services.

The Company has had a working relationship with US Affiliated, Inc, owned by Karen Fowler, for the past year. To keep the company engaged in 2023, CETI gave US Affiliated, Inc 1,000,000 common shares for professional services.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Holders of Record

As of December 31, 2024, there were 494 record holders and 440 as of December 31, 2023, of the Company’s common stock.

Item 6. Selected Financial Data.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in this Form 10-K and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

On September 23, 2020, the Company entered into a share exchange agreement with Global Environmental Technologies, Inc., (“Global”) a Wyoming corporation. Per the terms of the agreement, NexGen Holdings Corp exchanged thirty-five shares of common stock for one share of Global.

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings Corp to Cyber Enviro-Tech, Inc.

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

Our pilot project was an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. This oil field operation known as the Alvey oil field is intended to be spun-off into a new entity in the near future and is shown as discontinued operations in the accompanying consolidated financial statements. In addition, the Company is continuing the development and testing of its water filtration machine in Texas as well as looking to place its oil and soil remediation systems in the Middle East and its water remediation systems in the meat packing industry and with municipalities.

GENERAL OVERVIEW

Form and year of organization;

Cyber Enviro-Tech, Inc., also referred to as “CETI” and the “Company”, was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986.

Bankruptcy, receivership;

The company has never filed Bankruptcy or been involved in any receiverships or similar proceedings.

Material reclassification;

The Company has been known by a variety of names since its inception in the State of Wyoming as Electronic Biotek, Inc. In 2020, CETI through its previous name, Globel Technologies, Inc (“Global”) acquired NexGen Holdings Corp via a reverse merger. Subsequent to the reverse merger, the Company changed its name to Cyber Enviro-Tech, Inc. Below lists the names that the Company has been known as since inception as well as the dates those names were active:

Cyber Enviro-Tech, Inc - CURRENT.

NexGen Holdings Corp - Until April 30, 2021

WindPower Innovations, Inc. until January 2014

Educational Services International, Inc. until November 2009

Bio-Life Systems, Inc. until November 2001

Biolectronics, Corp. to April 1992

Electronic Biotek, Inc. April 1986

Business of the Cyber Enviro-Tech, Inc.

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

The Company is also testing its oil water filtration machine in a few locations in Southwest Texas. Upon successful completion, the Company has preliminary agreements in place to expand to at least three other locations in Texas.

Our focus for the current fiscal year will be on:

The Company is also testing its oil water filtration machine in a few locations in Southwest Texas. Upon successful completion, the Company has preliminary agreements in place to expand to at least three other locations in Texas.

During 2023, the Company purchased the licensing to several patents from KAM Biotechnology, Ltd. This proprietary technology enhances the Company’s ability to treat wastewater in an environmentally friendly manner. While the Company will still benefit from the technology, KAM became insolvent in 2024 and therefore, to be conservative, the intangible assets related to this were fully written off in 2024.

Our focus for the current fiscal year will be on:

1)	Expanding our water and oil filtration operations in the Middle East and Texas

2)	Performing initial commercial tests with at least one significant meat packing client

3)	Spinning off the 479-acre Pilot Oil Field in Callahan County, Texas.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of April 14, 2025, the Company has agreements with several individuals who are pursuing a variety of opportunities but no contracts have been ratified so far.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issues that exists anywhere in the world. The markets envisioned for the CETI Water system when funds permit would be both domestic (U.S.) and global.

Results of Operations for the Years Ending December 31, 2024 and 2023

	2024	2023	$	%

Operating Expenses:
Professional Fees	131,054	119,146	11,908	10.0
General and administrative	1,051,798	517,380	534,418	103.3
Consulting	1,666,553	3,265,062	(1,598,509)	-48.9
Total operating expenses	2,849,405	3,901,588	(1,052,183)	-26.9

Operating loss from continuing operations	(2,849,405)	(3,901,588)	(1,052,183)	-26.9

Other Income (Expense):
Change in fair value of derivative	161,122	88,880	72,242	81.3
Loss on issuance of derivative	(191,162)	(130,305)	(60,857)	46.7
Loss on impairment of assets	(957,377)	—	(957.377)	100.0
Gain on extinguishment of debt	264,539	49,248	215,291	437.2
Amortization of intangible assets	(112,850)	(58,275)	(54,575)	93.7
Change in fair value of contingent liabilities	(437,500)	450	(437,950)	97,322
Interest income	10,768	906	9,862	1,088.5
Interest expense	(759,013)	(331,606)	(427,407)	128.9
Total Other Income (Expense)	(2,021,473)	(380,702)	(1,640,771)	431.0

Loss from continuing operations	(4,870,878)	(4,282,290)	(588,588)	13.7

Discontinued Operations:
Loss from operations of discontinued operations	(1,495,106)	(60,814)	(1,434,292)	2,358.5
Total Discontinued Operations	(1,495,106)	(60,814)	(1,434,292)	2,358.5

Net Income (Loss)	$(6,365,984)	$(4,343,104)	(2,022,880)	46.6

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2024 were up by 103.3% vs 2023 largely due  to an increase in Supplies and Materials (+$192k), Rent (+$126k), Meat Packing Testing ($143k) and Advertising (+$106k). The Supplies and Materials and Rent increases were due to our temporary operations on a salt water disposal well that we had under contract but did not pursue. The Meat Packing Plant testing fees were paid to Texas Tech to provide independent validation of our process and products in the meat packing industry. The Advertising was from payments to a company to assist in the marketing of CETI stock.

Professional fees. These fees are largely made up of audit and audit-related fees $98,395 and $92,552  as of December 31, 2024 and 2023 respectively.

Consulting fees. The decrease of 48.9% was largely due to stock compensation payments made to various consultants in 2023 that largely were not continued in 2024. For the year 2023, around 72% of the total consulting fees were paid in the form of stock or warrants and the decrease in these equity payments made up over 90% of the total decrease in consulting fees of ($1,598,509).

Other Income (Expense). The line items related to derivative accounting are due to loans from a company that provides the option for CETI to pay back in either cash or stock. The stock amount is uncertain which accounts for the derivative calculations. For 2024, the average loan amounts were around 30% higher than in 2023 which accounts for the increases in the derivative related accounts. For amortization of intangible assets, they were acquired in 2023 so that was only a partial year of amortization vs a full year in 2024. Lastly, interest expense consists of amortization of debt discount as well as interest payments on loans. The amortization relates to the loans due to derivative accounting and these loans were higher in 2024 vs 2023. For interest payments, 61% was due to interest on convertible debentures and, as noted previously, the average balance of debentures was 30% higher in 2024 vs 2023. In addition, loans to individuals other than convertible debenture holders were over three times higher in 2024 vs 2023 resulting in a corresponding increase in interest expense.

Two other significant items in this category relate to the Loss on impairment of assets and the Change in fair value of contingent liabilities. The former is due to a write off of intangible assets due to insolvency of the company from which CETI purchased licensing rights. While the intellectual property acquired by the Company still has value to CETI, it was decided to take the conservative approach and write off the rest of the value of $957,377 as of December 31, 2024. For the Change in fair value. This largely relates to stock guarantees to certain investors and represents the additional stock compensation that would have been due as of December 31, 2024 if the guarantee were valued at that time.

Discontinued Operations. Beginning in the fourth quarter 2024, monies paid for the Alvey Oil Field were expensed rather than capitalized since it is in the processing of being spun off. In addition, the previously capitalized Well Development costs were determined to be over-valued given current market conditions and were written down by $1,395,460,

Net Income (Loss). The above changes resulted in net loss of $6,365,984 in 2024 compared to net loss of $4,343,104 in 2023. This increase in loss is largely due to an increase in impairment of assets offsetting the drop in Consulting fees.

Liquidity and Capital Resources

As of December 31, 2024, the Company had total assets of $3,565,691 including current assets of $707,149. We also have current liabilities of $2,455,628 which consist of accounts payable of $242,732, accrued interest of $204,760, short-term loans of $333,773 net of discount, convertible notes payable of $815,863 net of discount, change in contingent liabilities of $437,500 and liabilities associated with discontinued operations of $399,000. We also have $1,612,322 of long-term liabilities largely consisting of convertible notes of $1,127,621 net of discount, derivative liability of $387,238 and liabilities of discontinued operations of $97,463. We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company," as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. CONSOLIDATED FINANCIAL CONSOLIDATED STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 are attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyber Enviro-Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyber Enviro-Tech, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has not begun to generate sufficient revenues to fund operations and will need additional financing in order to execute its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Astra Audit & Advisory

We have served as the Company’s auditor since 2024.

Tampa, Florida 33609

 April 14, 2025

CYBER ENVIRO-TECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2024 AND 2023

	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$59,411	$239,417
Notes receivable	190,000	100,000
Prepaid expenses and other current assets	457,768	691,536
Total current assets	707,179	1,030,953

Property and equipment, net	776,560	438,558
Acquired intangible assets, net	—	1,070,226
Assets of discontinued operations, non-current	2,081,952	3,330,985

Total Assets	$3,565,691	$5,870,722
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$105,042	$20,144
Accounts payable – related parties	137,690	—
Accrued interest	204,760	96,623
Notes payable, current maturities	188,061	100,000
Note payable, related party, net of discount of $8,277 and $23,915 at December 31, 2024 and 2023, respectively	145,712	130,074
Convertible notes payable, net of discount of $24,400 and $137,096 at December 31, 2024 and 2023, respectively	815,863	32,154
Convertible notes payable – related parties	22,000	22,000
Contingent liabilities	437,500	—
Liabilities of discontinued operations, current	369,000	462,578
Liabilities of discontinued operations, current – related parties	30,000	80,991
Total current liabilities	2,455,628	944,564

Convertible notes payable, net of discount of $318,779 and $0 at December 31, 2024 and 2023, respectively	1,127,621	2,641,000
Derivative liability	387,238	217,177
Liabilities of discontinued operations, non-current	97,463	97,463
Total Liabilities	4,067,950	3,900,204

Commitments and contingencies (Note 4)

Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and 0 outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 108,159,556 and 77,467,573 shares issued and outstanding, respectively	108,120	77,468
Additional paid-in capital	12,165,669	7,801,868
Common stock to be issued	373,443	933,489
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(13,129,093)	(6,775,924)
Controlling interest	(548,244)	1,970,518
Non-controlling interest	45,985	—
Total Stockholders’ Equity (Deficit)	(502,259)	1,970,518
Total Liabilities and Stockholders’ Equity (Deficit)	$3,565,691	$5,870,722

The accompanying notes are an integral part of these audited consolidated financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2024 AND 2023

	2024	2023

Operating Expenses:
Professional fees	$131,054	$119,146
General and administrative	1,051,798	517,380
Consulting	1,666,553	3,265,062
Total operating expenses	2,849,405	3,901,588

Operating loss from continuing operations	(2,849,405)	(3,901,588)

Other Income (Expense):
Change in fair value of derivatives	161,122	88,880
Loss on issuance of derivatives	(191,162)	(130,305)
Loss on impairment of assets	(957,377)	—
Gain on extinguishment of derivative liability	264,539	49,248
Amortization of intangible assets	(112,850)	(58,275)
Change in fair value of contingent liabilities	(437,500)	450
Interest income	10,768	906
Interest expense	(759,013)	(331,606)
Total other income (expense)	(2,021,473)	(380,702)

Loss from continuing operations	$(4,870,878)	$(4,282,290)

Discontinued Operations:
Loss from operations of discontinued operations	(1,495,106)	(60,814)
Total Discontinued Operations	(1,495,106)	(60,814)

Net Loss	$(6,365,984)	$(4,343,104)

Net loss attributable:
Non-controlling interest	$(12,815)	$—
Common stockholders	(6,353,169)	(4,343,104)
Net loss	$(6,365,984)	$(4,343,104)

Loss per share, basic	(0.07)	(0.04)
Weighted average shares outstanding, basic and diluted	$92,515,600	$109,190,942

The accompanying notes are an integral part of these audited consolidated financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDING DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock			Treasury	CS to be Issued		Accum	Non-Controlling
Description	Shares	Amt	Shares	Amt	APIC	Stock	Shares	Amt	Deficit	Interest	Total
Balance, December 31, 2022	4	$—	115,914,283	$115,915	$4,368,442	$(66,400)	154,400	$52,496	(2,432,820)	—	2,037,633
Options granted for services	—	—	—	—	96,742	—	—	—	—	—	96,742
Warrants granted in settlement of CS to be issued	—	—	—	—	1,050,374	—	(1,333,333)	(560,000)	—	—	490,374
Warrants granted for services	—	—	—	—	111,805	—	—	—	—	—	111,805
Conversion of contingent liability	—	—	15,000	15	5,235	—	—	—	—	—	5,250
Shares issued for services	—	—	4,185,000	4,185	1,418,315	—	1,241,262	530,724	—	—	1,953,224
Shares issued for interest	—	—	133,290	133	13,192	—	110,690	15,269	—	—	28,594
Shares issued for conversion of notes payable	—	—	500,000	500	49,500	—	—	—	—	—	50,000
Shares issued for conversion of convertible notes payable	—	—	2,720,000	2,720	269,280	—	8,000,000	895,000	—	—	1,167,000
Shares issued for conversion of notes payable - related party	—	—	3,000,000	3,000	—	—	—	—	—	—	3,000
Shares issued for purchase of intangible assets	—	—	1,000,000	1,000	369,000	—	—	—	—	—	370,000
Retired common shares	16,667	17	(50,000,000)	(50,000)	49,983	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(4,343,104)	—	(4,343,104)
Balance, December 31, 2023	16,671	$17	$77,467,573	$77,468	$7,801,868	$(66,400)	8,173,019	$933,489	$(6,775,924)	—	$1,970,518

Shares issued for cash	—	—	834,000	834	149,166	—	—	—	—	—	150,000
Shares issued for services	—	—	250,000	250	77,250	—	990,668	261,400	—	—	338,900

Warrants issued for services	—	—	—	—	215,962	—	—	—	—	—	215,962
Warrants issued for convertible notes payable	—	—	—	—	33,056	—	—	—	—	—	33,056
Shares issued for interest	—	—	1,437,918	1,396	182,302	—	(9,730)	(1,409)	—	—	182,289
Shares issued for conversion of convertible notes payable	—	—	28,170,065	28,172	3,644,865	—	(7,199,707)	(820,037)	—	—	2,853,000
Noncontrolling interest contributions	—	—	—	—	61,200	—	—	—	—	58,800	120,000
Net loss	—	—	—	—	—	—	—	—	(6,353,169)	(12,815)	(6,365,984)
Balance, December 31, 2024	16,671	17	108,159,556	$108,120	$12,165,669	(66,400)	1,954,250	$373,443	$(13,129,093)	$45,985	$(502,259)

The accompanying notes are an integral part of these audited consolidated financial statements

CYBER ENVIRO-TECH, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Cash flows from operating activities:
Net Loss	$(6,365,984)	$(4,343,104)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in fair value of derivatives	(161,122)	(88,880)
Loss on issuance of derivatives	191,162	130,305
Loss on impairment of assets	957,377	—
Gain on extinguishment of debt	(264,539)	(49,248)
Change in fair value of contingent liability	—	(450)
Shares issued for services	267,500	1,951,346
Warrants issued for services	53,991	301,090
Options issued for services	—	27,962
Amortization of debt discount	294,222	161,932
Depreciation expense and amortization	112,850	67,950
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	395,737	(100,045)
Contingent liabilities	437,500	—
Accounts payable	222,587	6,942
Accrued interest	361,979	117,727
Net cash from operating activities	(3,496,740)	(1,816,473)

Cash flows from investing activities:
Purchase of property and equipment	(338,001)	(387,682)
Issuance of loan receivable	(90,000)	(100,000)
Noncontrolling interest contribution	120,000	—
Net cash from investing activities	(308,001)	(487,682)

Cash flows from financing activities:
Repayment of notes payable - related parties	—	(25,000)
Repayment of notes payable	(95,000)	(908,501)
Repayment of convertible notes payable	(277,638)	(380,250)
Proceeds from convertible notes payable	2,582,650	3,971,500
Proceeds from notes payable	183,061	340,074
Proceeds from the sale of common stock	150,000	—
Net cash from financing activities	2,543,073	2,997,823

Net change in cash and cash equivalents from continuing operations	(1,261,668)	693,668

Net change in operating activities from discontinued operations	1,301,882	216,993
Net change in investing activities from discontinued operations	(220,220)	(968,593)
Net change in financing activities from discontinued operations	—	—
Net change in cash and cash equivalents from discontinued operations	$1,081,662	$(751,600)

Net change in cash and cash equivalents	(180,006)	(57,932)
Cash and cash equivalents at beginning of year	239,417	297,349
Cash and cash equivalents at end of period	$59,411	$239,417

Cash and cash equivalents paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued for conversion of convertible notes payable and accrued interest	$1,695,000	$1,167,000
Shares issued for notes payable	$—	$50,000
Shares issued for contingent liability	$—	$5,250
Purchase of intangible assets with debt	$—	$758,501
Purchase of intangible assets with stock	$—	$370,000
Conversion of common stock to preferred stock	$—	$50,000
Debt discount on convertible notes payable	$337,889	$225,000
Conversion of related party notes payable to common stock	$—	$3,000
Shares issued for accrued interest	$253,842	$28,593

The accompanying notes are an integral part of these audited consolidated financial statements.

CYBER ENVIRO-TECH, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc. (the “Company”) is a publicly held water science technology company that designs water purification solutions for commercial applications and industries. Its pilot project was on a 479-acre oil field in West Texas called the Alvey Oil Field. The corporate headquarters are located in Scottsdale, Arizona.

On September 3, 2020, Synergy Management Group, LLC (“Synergy”) and Global Environmental Technologies, Inc (“Global”), which was formed on April 20, 2020, entered into a securities purchase agreement, whereby Synergy sold its share of Special 2020 Series A preferred stock and its one-half share of Series C preferred stock to Global for $66,400 ($40,000 in cash and 15,000 shares of stock, post reverse split of one share for every 20 shares on April 30, 2021). The shares of stock were to be awarded contingent upon the effectiveness of a S-1 Registration which occurred in January 2023. These shares are recorded as a contingent liability on the Balance Sheet in the amount to $5,700 at December 31, 2022. These shares were issued in 2023 so there is no contingent liability at December 31, 2023 as well as for December 31, 2024.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of CETI and CETI Axenic, Inc (“Axenic”). Axenic is a majority owned subsidiary of CETI. All significant intercompany balances and transactions have been eliminated.

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

Reclassification of Presentation

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications related to reclassifications from unearned compensation in the statement of stockholders’ deficit section to prepaid expense in the current asset section of the balance sheet.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2024 and 2023.
F-7

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Statement of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Balance Sheet, including the comparative prior year period. The Company is in the process of spinning off its oil field operations known as the Alvey oil field (Alvey). Alvey’s cash flows are reflected as cash flows from discontinued operations within the Company’s Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from our consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Alvey. The discontinued operations exclude general corporate allocations.

Note receivable

CETI provided two Short-Term Capital Bridge Loan totaling $190,000 to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The notes are currently due and had been accruing simple interest at 6% per annum. DETLA is a significant partner in CETI’s overseas operations and the Company does not have any concern about the collectability of this note.

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

Accounting for Majority-Owned Subsidiary

The Company consolidates the consolidated financial statements of majority-owned subsidiaries in accordance with U.S. GAAP. A subsidiary is classified as majority-owned when the Company owns more than 50% of its voting shares, giving it control over the subsidiary's operations and financial policies.

In the consolidated financial statements, all intercompany transactions, balances, and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated. The financial position, results of operations, and cash flows of each majority-owned subsidiary are fully consolidated with the portion attributable to non-controlling interests presented as a separate line item in the equity section of the consolidated balance sheets and as a separate component of net income in the consolidated statements of income. However, for the year ended December 31, 2024, due to the immaterial amount, no non-controlling interest are presented in the consolidated financial statements but are noted in the footnotes to the consolidated financial statements.

Non-controlling interests represent the portion of equity in subsidiaries that is not attributable, directly or indirectly, to the Company.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the years ended December 31, 2024 and 2023, the Company recorded $694,328 and $2,280,398 in stock-based compensation expense, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$387,238	$387,238
Total	$—	$—	$387,238	$387,238

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
F-9

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

	Year ended December 31,
	2024	2023
Warrants	4,950,000	3,750,000
Stock options	1,000,000	1,000,000
Convertible notes payable	12,842,243	19,687,988
Common stock to be issued	2,973,132	8,173,019
Preferred stock	50,012,000	3
Total	71,777,375	32,611,010

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

Segment Reporting

The Company has determined that it has one reportable segment, which includes industrial water remediation. The single segment was identified based on how the Chief Operating Decision Maker, who was determined to be the Chief Executive Officer, manages and evaluates performance and allocates resources.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increased revenue and private placement loans or institutional investors. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.
F-10

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2024 and December 31, 2023, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the consolidated financial statements.

In December 2021, the Company entered into an agreement to operate the wells on the Alvey Oil Field. Under this agreement, the Company owes a contingent amount based upon a 18.75% of the Working Interest less any rework and production costs to the Estate of Danny Hyde (“EDH) the former owner of the operator of record for the Alvey Oil Field. The rework costs incurred by the Company to date have been over $1 million so it is not anticipated any contingent payments will be made to EDH in 2025. In addition, the Company owes 20% of gross sales less severance tax to the landowners. At the same time of this agreement, the Company purchased $450,000 of equipment from the entity formerly owned by Danny Hyde. The Company is still evaluating the allocation of that purchase price to various assets acquired and potential liabilities assumed.  The final allocation may be different than the current presentation.

In February 2022 and February 2023, CETI into agreements with two different investors offering them a stock guarantee on share price within three-year period of time. The first investor’s shares in February 2022, came due in February 2025 and CETI entered into agreement to pay cash and shares to satisfy that guarantee. For the second investor, the Company accrued a liability as of December 31, 2024 for the difference between share price on that date and the guaranteed share price. The two guarantees show up in Contingent liabilities of $437,500 at December 31, 2024. No provision was made in prior years.

On December 9, 2024, CETI entered into an agreement with a company to provide consulting services to obtain funding of at least $25 million or more to fund CETI’s projects in the Middle East. The compensation under this agreement was $65,000 plus 0.5% of any monies raised. As of March 18, 2025, no money has been raised but it is anticipated these monies will be raised during the first Quarter of 2025.

On December 21, 2024, CETI entered into a Financial Consulting Engagement Agreement (FCEA) to provide consulting services and identify potential sources of private and/or public financing of up to 50 million in British pound sterling The retainer fee was $35,000 and the success fee is 5% of the total money raised payable at 1% a year for five years. As of March 28, 2025, no money has been raised but it is anticipated these monies will be raised during the second Quarter of 2025.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	December 31, 2024	December 31, 2023	Useful Lives
Equipment	$770,560	$432,558	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Property and equipment, net	$776,560	$438,558

No assets were placed in service for continuing operations under either period so there is no depreciation expense.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 share of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total Intangible assets net balance of $1,070,226 as of December 31, 2023. For the year ending December 31, 2024, there was a total amortization of intangible assets of $112,850 resulting in net tangible asset balance of $957,377 at December 31, 2024.  However, during 2024, KAM was declared insolvent. While intellectual property acquired by the Company still has value to CETI, it was decided to take the conservative approach and write off the rest of the value of $957,377 as of December 31, 2024.

NOTE 7 – DEBT

	December 31, 2024	December 31, 2023

Note payable	$188,061	$100,000
Note payable – related party	153,989	153,989
Convertible notes payable	2,262,263	2,810,250
Convertible notes payable – related party	22,000	22,000
	2,626,313	3,086,239
Debt discount	(327,056)	(161,011)
	2,299,257	2,925,228
Less current portion	1,171,636	154,154
Long term portion	$1,127,621	$2,771,074

The following is a schedule of long-term debt and the years in which it is scheduled to mature:

Year	Amount
2025	$1,204,313
2026	1,422,000
$2,626,313

 Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of December 31, 2024 and 2023, the Company had repaid $106,500 leaving a balance of $343,500. The remaining amount due was to be paid in installments. However, no further payments have been made as the parties are discussing the amount due the Company for operational expenses which exceed the amount the Company owes to the Estate of Danny Hyde, the creditor. No resolution has been determined as of the end of 2024.

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

In June 2023, the Company had a loan payable to an individual for $100,000 which was repaid in full with interest of $22,718 in September 2023. In December 2023, the Company borrowed $100,000 from the same individual and it was outstanding as of December 31, 2024. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.20 a share, when paid plus an additional $7,500 in cash.

In September 2023, a related party issued a loan  to the Company for a total amount of $153,989. The net after discount was $145,712 and $130,074 for December 31, 2024 and 2023 respectively with a discount of $8,277 and $23,915 at December 31, 2024 and 2023 respectively. The loan is at 12.5% and is due in September of 2025.

In March 2024, the Company had two loans payable to an individual. One loan was paid off in December and the other of $40,000 is still due at December 31, 2024. Each loan accrued interest at $125 a day and $6,500 of interest was paid in 2024.

At December 31, 2024, the Company had drawn down $48,061 against a line of credit. The Company did not have a line of credit in 2023.

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001. In 2023, $3,000 of this note was converted into 3,000,000 shares of common stock. The note matured on September 23, 2020 and is in default.

During the year ended December 31, 2022, the Company received $1,461,000 from the issuance of thirty-two separate convertible notes payable. $1,075,000 worth of notes payable were converted into common stock in 2023. The remaining $386,000 worth of notes payable bear interest at 8% and are convertible into common stock at a range of $0.10 to $0.25 a share. These notes had a two-year maturity date when issued. As of December 31, 2023, the balance remaining on these notes issued in December 2022 was $75,000. As of December 31, 2024, they were converted into shares of common stock.

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

During 2024, the Company raised a net of $2,582,650 in convertible notes payable. The terms were the same as the convertible notes payable issued in during 2023 with the exception of eight notes – six for a total of $750,000 and two for a total of $173,650. For the notes totaling $750,000, $150,000 of these notes bear interest at 10% and were payable at maturity of September 2024. The notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 150,000 common shares were issued in April 2024 as additional loan incentive. For $300,000 of these notes, the interest rate was 9% with varying maturities in 2026 plus a total of 300,000 warrants priced at $0.80/share. The remaining $300,000 of these notes were at 10% interest with varying maturities in 2025 and 2026. For the notes totaling $173,650, these notes bear interest at 8% and are paid back in installments which began on October 30, 2024 and December 30, 2024, respectively. Both notes have an option beginning six months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days.

During 2024, the Company converted $3,673,037 of convertible notes payable, and accrued interest, into 28,170,065 shares of common stock. As of December 31, 2024, 1,954,250 common shares remain unissued. Also, as of December 31, 2024, $2,262,263 worth of convertible notes payable remain outstanding consisting of short-term convertible notes payable of $815,863 (net of discount of $24,400) and long-term convertible notes payable of  $1,127,621 (net of discount of $318,779).

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible promissory notes gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2024 and 2023 and the amounts that were reflected in income related to derivatives for the year ended:

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	2,791,924	$387,238
Total	2,791,924	$387,238

	December 31, 2023
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	878,836	$217,177
Total	878,836	$217,177

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31, 2024	December 31, 2023
Embedded derivatives	$161,122	$88,880
Loss on issuance of derivative	(191,162)	(130,305)
Total gain (loss)	$(30,040)	$(41,425)

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulation Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date April 26, 2024 Note	Inception Date June 21, 2024 Note

Quoted market price on valuation date	$0.193	$0.30
Effective contractual conversion rates	$0.104	$0.176
Contractual term to maturity	1 year	1 year
Market volatility:
Volatility	213.68%-298.84%	239.77%-465.49%
Risk-adjusted interest rate	5.31%	5.20%

	Inception Date October 10, 2024 Note	Inception Date November 7, 2024 Note	Inception Date December 31, 2024 Note

Quoted market price on valuation date	$0.231	$0.253	$0.23
Effective contractual conversion rates	$0.200	$0.200	$0.1495-0.20
Contractual term to maturity	2 years	3 years	0.16 - 2.85 years
Market volatility:
Volatility	177.44%-452.93%	179.09%-453.59%	117.27%-433.33%
Risk-adjusted interest rate	9%	9%	9-12%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of December 31, 2024 and 2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Balances at beginning of year	$217,177	$—
Issuances:
Embedded derivatives	595,722	355,305
Gain on extinguishment	(264,539)	(49,248)
Changes in fair value inputs and assumptions reflected in income	(161,122)	(88,880)
Balances at end of year	$387,238	$217,177

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2024 and 2023, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At December 31, 2023, the Company had accounts payable to various related parties for a total of $80,991.

At December 31, 2022, the Company had a note payable of $15,000 to a related party. The note was secured by the F-150 truck and bore interest of 7%. This was paid back in February 2023.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest plus closing costs were paid at time of closing. The closing costs and interest are being amortized over a six month and twenty-four month period of time, respectively. This resulted in expenses of $15,638 and $10,074 as of December 31, 2024 and 2023, respectively and a net balance of $145,712 (discount $8,277) and $130,074 (discount $23,915) at December 31, 2024 and 2023, respectively.

During years ended December 31, 2024 and 2023, the Company paid various related parties for consulting services in the amounts of $409,850 and $588,308, respectively. For the years ended December 31, 2024 and December 31, 2023, $30,000 and $120,836, respectively, of the consulting fees were capitalized in property and equipment under well development costs. Well Development costs are part of the discontinued operations in the balance sheet.

At December 31, 2024, the Company had accounts payable to various related parties for a total of $137,690.

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

During 2023, the Company changed the terms of this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of December 31, 2024 and  2023, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of December 31, 2024 and 2023, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of December 31, 2024 and 2023, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of December 31, 2024 and 2023, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

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

The following table summarizes the accounting effects of the modification:

June 3, 2023 Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$37,647
Cost to be recognized after modification	$96,742
Recognition Period	24 months

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.50 Years

Equivalent volatility	32.88%
Interest rates	4.50%

Stock option activity for the year ended December 31, 2024 and 2023 summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2022	—	—	—
Issued	1,000,000	0.36	3.00
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2023	1,000,000	0.3600	2.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2024	1,000,000	0.3600	1.42
Options exercisable December 31, 2024	1,000,000	$0.3600	1.42

In connection with a different consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock, along with a monthly consulting fee. This common stock was valued at $0.42 on the date of the agreement and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 in replacement for the stock and extend the agreement until June 30, 2024. The agreement was amended again on September 15, 2023 resulting in an additional 500,000 warrants being issued and the agreement extended until September 15, 2024. This resulted in an additional $602,179 in consulting expenses which will be equally amortized over the following twelve months. The agreement was extended again on November 1, 2024 with another 800,000 warrants being issued.

During the year ended December 31, 2024, the Company issued an aggregate 1,200,000 warrants in connection with convertible notes.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Schedule of assumptions
Quoted market price on valuation date	$0.231 - 0.3100
Effective contractual strike price	$0.0013 – 0.80
Market volatility	373% - 401%
Contractual term to maturity	2 years
Risk-adjusted interest rate	3.98% - 4.87%

Stock warrant activity for the year ended December 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.50
Issued	1,200,000	$0.267	2.00
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding December 31, 2024	4,950,000	0.070	0.82
Warrants exercisable December 31, 2024	4,950,000	$0.070	0.82

NOTE 12 – DISCONTINUED OPERATIONS

CETI is planning to spin-off the Alvey oil field operations into a new entity. The shareholders of CETI will get a pro rata stock distribution of the new company’s common shares. A new investor group will run the operation.

Accordingly, the Company has categorized Alvey as discontinued operations in the consolidated financial statements for the years ended December 31, 2024 and December 31, 2023.

The operating results for discontinued operations have been presented in the accompanying Statement of Operations for the years ended December 31, 2024 and 2023 as discontinued operations and are summarized below:

	Year Ended December 31,
	2024	2023
Total revenue	$20,362	$23,649
Total cost of revenue	(5,707)	(6,159)
Gross profit	14,655	17,490
Operating expenses	(1,509,761)	(54,704)
Loss from operations	(1,495,106)	(37,214)
Other income (expenses)	—	(23,600)
Loss before tax expense	(1,495,106)	(60,814)
Tax expense	—	—
Loss from operations of discontinued operations	$(1,495,106)	$(60,814)

The assets and liabilities of the discontinued operations at December 31, 2024 and 2023 are summarized below:

	As of December 31,
	2024	2023
Property and equipment, net	$2,019,415	$3,268,448
Texas Railroad Commission bond	62,537	62,537
Assets of discontinued operations, non-current	2,081,952	3,330,985
Total assets	$2,081,952	$3,330,985

Accounts payable	$25,500	$119,078
Accounts payable - related party	30,000	80,991
Note payable, current maturities	343,500	343,500
Liabilities of discontinued operations, current	399,000	543,569
Estimated asset retirement obligation	97,463	97,463
Liabilities of discontinued operations, non-current	97,463	97,463
Total liabilities	$496,463	$641,032

Property and equipment, at cost, for the discontinued operations consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023	Useful Lives
Equipment	$802,016	$739,481	5 to 20 years
Vehicles	61,000	61,000	5 to 15 years
Well development costs	1,395,461	2,571,221	*
Less accumulated depreciation	(176,525)	(103,254)	—
Property and equipment, net	$2,081,952	$3,268,448	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of December 31, 2024, a minimal amount of oil has been produced and work is ongoing to determine how to get regular production from the field. In addition, as of December 31, 2024, it was determined the fair value of the Well Development cost exceeded their fair value and were written down by $1,395,980.

Depreciation expense for the discontinued operations for the years ended December 31, 2024 and 2023 was $73,272 and $54,705 respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $1,395,461 and $2,571,221 at December 31, 2024 and 2023, respectively. The amount for 2024 is after a write down of $1,395,980 to estimated fair value.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended December 31, 2024 and 2023, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the years ending December 31, 2024 and 2023, there was no gain or loss recognized for sales of unproved properties. However, CETI is in conversations with various parties relating to the spinoff of the Alvey Oil Field assets.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At December 31, 2024 and 2023, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of- production method based on proved reserves and estimated salvage values. During the years ended December 31, 2024 and 2023, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the years ended December 31, 2024 and 2023, there was no impairment to proved properties.

To cover the estimated future asset retirement obligations ("ARO") related to its oil and gas properties, the Company maintains a $62,337 bond with the Railroad Commission of Texas (“RRC”). With the help of an outside consultant, the Company estimates it would take $5,000 to cap each of the 32 wells on the property so there is a liability of $97,463 to make up the difference. The bond ensures that the Company will cap any wells on the Alvey Oil Field that it decides are no longer productive. Once the Company decides it is finished working the Alvey Oil Field, it can apply to the RRC to have the bond repaid.

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

Income taxes consist of the following components as of:

	December 31, 2024	December 31, 2023
Federal income tax benefit attributable to:
Current Operations	$1,294,226	$901,551
Less: Valuation Allowance	(1,294,226)	(901,551)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2024 and 2023, due to the following:

	December 31, 2024	December 31, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$2,706,210	$1,411,984
Less: Valuation Allowance	(2,706,210)	(1,411,984)
Net deferred tax asset	$—	$—

At December 31, 2024, the Company had net operating loss carry forwards of $12,886,715 which would result in a deferred tax asset of $2,706,210 that may be offset against future taxable income from the year 2025 to 2040. No tax benefit has been reported in the December 2024 and 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

The following are subsequent events that the Company considers may be material:

•	Net money raised from investors since December 31, 2024 was $787,500
•	CETI took out a loan of $93,150 from a previous lender in January 2025. As before, this loan has a conversion option and will create derivative accounting in the 1st Qtr 2025.
•	CETI signed a deal with a company to spin off the Alvey Oil Field. The transaction is dependent upon the new company raising capital which as of April 11, 2025 it has not yet done.
•	CETI has been approved to raise money via Green Bonds – money used for environmentally friendly projects and provides favorable tax treatment for investors.
•	CETI has opened up offices in London, England and Dubai, UAE to help support pending operations in the Middle East
•	In February of 2022 an individual invested in CETI with an assurance of a guaranteed within three years (February 2025). CETI's stock fell short of that amount so the company agreed to settle the agreement with a combination of cash and stock. The liability of $295,000 for the total of cash and stock was recorded as of December 31, 2024.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

While there are no disagreements with the former accountants, the Company did switch accountants due to the former accountant, Accell Audit and Compliance, P.A. (“Accell”) ceasing to provide PCAOB audit services. It is our understanding that certain of the audit principals of Accell are now a part of Astra Audit and Advisory, LLC, and as such we are making this change in auditors to accommodate their transition. Accell issued the auditor’s report on the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022.

Other than an explanatory paragraph included in Accell’s audit report for the Company’s fiscal years ended December 31, 2023 and 2022 relating to the uncertainty of the Company’s ability to continue as a going concern, the audit reports of Accell on the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the Company’s fiscal years ended December 31, 2023 and 2022 and any subsequent interim period through August 12, 2024, the date of the dismissal of Accell, there were no disagreements with Accell on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Accell’s satisfaction, would have caused Accell to make reference to the subject matter of the disagreements in connection with their report on the Company’s consolidated financial statements for such years; and there were not reportable events, as listed in Item 304(a)(l)(v) of Regulation S-K.

The Company provided Accell with a copy of the disclosure contained in the Form 8-K filed on August 12, 2024 and requested in writing that Accell furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with such disclosures. Accell provided a letter, dated August 12, 2024, stating its agreement with such statements.

Effective August 12, 2024, the Board of Directors of the Company approved the appointment of Astra Audit & Advisory LLC., as its independent registered public accountant for the quarters ending June and September of 2024 and the year ended December 31, 2024. During the Company’s most recent fiscal years ended December 31, 2023 and 2022 and subsequent interim periods through the date of appointment, neither the Company nor anyone acting on its behalf has consulted with Astra Audit & Advisory LLC with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (ii) any other matter or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A: Controls and Procedures

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024.

Based on this evaluation, these officers concluded that, as of December 31, 2024 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company lacking in pre-planning for expenses and documentation of all transactions.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer.

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting were not effective at December 31, 2024.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim consolidated financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and ineffective risk assessment; and
(2)	insufficient written policies and procedures for documenting all transactions with vendors.

Our management is currently evaluating remediation plans for the above deficiencies. The Company anticipates a significant increase in funding raising during 2025 and will be hiring more people to provide for a better segregation of duties.

ITEM 9B. OTHER INFORMATION.

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Cyber Enviro-Tech, Inc.

The following sets forth information about our directors and executive officers:

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE

Kim D. Southworth	65	Chief Executive Officer and Director	September 3, 2020
TJ Agardy	70	President and Director	September 3, 2020
Dan Leboffe	67	Chief Financial Officer and Treasurer	February 7, 2022
Winston McKellar	74	Director of IR/PR (Non-Board)	NA

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

TJ Agardy, President and Director

Mr. Agardy, – Mr. Agardy has over 40 years of engineering and sales experience.

•	2020 to Present, Mr. Agardy is a co-founder, director and President of Cyber Enviro-Tech, Inc. a Wyoming company, formerly, Global Environmental Technologies, Inc., prior to a name change in 2021. As the President and acting Chief Technical Officer for the company His responsibilities include evaluating and integrating commercially viable technologies from multiple industries to the company’s core water filtration, extraction, and cyber-SCADA capabilities. Assessing critical path partners, sourcing manufacturers and negotiating terms for delivery, utilization, and performance is another component of this function with the Company.

•	August 2017 to April 2020, Mr. Agardy was a co-founder, President and director of Applied Logic Filtration, LLC. A Utah limited liability company in business to become an R&D water filtration technology Company. Mr. Agardy spent approximately 2 years bringing together numerous technologies from around the world to develop, design and engineer a unique and proprietary industrial wastewater filtration system.

•	March 1997 to August 2017, Mr. Agardy served as Managing Director at Artic FX LLC. Clients served included energy conversion firms processing mining tires for pyrolysis; diesel production, gasoline production, asphalt, scrap metal and environmental recycling. Either consulting or operational assistance attached to projects determined travel schedules and job scopes. From 2008 projects included interface for software development contracted in Asia, South America, Europe, and the US with design and test engineers.

•	November 1987 to February 1997, Mr. Agardy was a Director of International Trades at American PetroChem. American PetroChem served as a supply chain provider for Automotive, Pharmaceutical, Mining, and Chemical Operations enterprises on an international platform. As such, Mr. Agardy handled all of the ICC400 – ICC600 banking interface, shipping modal interface, technical compliance for international trade accommodations for storage, transport, discharge, and delivery of final product to the end client. This involved extensive travel to ports, shipping lines, storage facilities, manufacturing facilities, and client visits for end product viability. At times, technical substitution capacity was required for either higher quality delivery or on-site best practices with clients. During his tenure there, he managed relationships with Elf, Esso, Royal Dutch, Vasso, Sunoco, Arco, Marathon, Crown, San Joaquin, Union Oil, Texaco, Shell, Chevron, Mobil, Exxon, Citgo, Cato, Phillips, Conoco and more.

•	August 1983 – October 1987, Mr. Agardy, served with Burroughs Corporation as a Technical Support Representative in Phoenix Arizona; responsible for integrating 3rd party peripheral and mainframe computers to Burroughs MT985’s, ET2000’s, B1900’s, B3900’s, while structuring a multi-vendor solution to specific custom applications. Each application addressed critical base operations data input off production, quality control, inventory control, access security, or resource allocation.

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

Dan Leboffe, Chief Financial Officer and Treasurer (Non-Board)

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

•	2020 to Present: CFO (as of February 2022) and consultant (2020 to 2022) for CETI.

Primarily focused on financial modeling, investor presentations, business strategy and filings with OTC Markets and the SEC.

•	2017 to 2020: Co-founded two business consulting firms – Path Capital Advisors, LLC and AscentCore Group LLC. Both organizations focus on growth and capital advisory services for CEOs, board of directors and business owners. In addition, he has individually provided consulting services to both Realogy, Inc and Homeward Inc both in the real estate industry.

•	Education background. BS in Accounting from University at Albany, MBA from The Wharton School of the University of Pennsylvania

•	Certifications. Formerly a Certified Public Accountant in the State of New York with Price Waterhouse

•	Community: For the last seven years, he has been the Treasurer for Everybody Matters, an organization that teaches coping skills to emotionally vulnerable youths in the public school system.

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

•	January 2021 to Present: Mr. McKellar joined the senior management team behind Cyber Enviro-Tech based in Arizona. He has the executive position of (Director of IR & PR) for the company and handles majority of the communication between management and shareholders.

•	December 2015 to October 2020: Mr. McKellar became a integral member of the Vizi Healthcare company that helped insurers of Medicare and Medicaid with their care managed programs to save costs. He was instrumental in bringing equity growth capital to the company over the five years and opening strategic opportunities for the company while serving on their advisory board level.

•	February 2012 to November 2015: Mr. McKellar was a consultant for a company called YipTV that created a software platform for the streaming of real time content for the Hispanic and Latino population. He also sits on YipTV’s advisory board.

Item 11. Executive Compensation.

The following table sets forth the compensation of our Executive Officers for the years ending December 31, 2024 and 2023 these amounts were paid as consulting fees.

Summary Compensation Table:

Name And Principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Kim D. Southworth, CEO	2024	$120,000	$0	$0	$0	$0	$0	$0	$120,000
	2023	$120,750	$0	$0	$0	$0	$0	$0	$120,750

TJ Agardy, President	2024	$120,000	$0	$0	$0	$0	$0	$0	$120,000
	2023	$120,000	$0	$0	$0	$0	$0	$0	$120,000

Dan Leboffe. CFO and Treasurer (Non-Board)	2024	$102,000	$0	$0	$0	$0	$0	$0	$102,000
	2023	$99,250	$0	$0	$0	$0	$0	$0	$99,250

Markham Broughton, Former Director	2024	$20,000	$0	$0	$0	$0	$0	$0	$20,000
	2023	$10,000	$0	$90,000	$0	$0	$0	$0	$100,000

Winston McKellar, Director of IR/PR (Non-Board)	2024	$67,850	$0	$0	$0	$0	$0	$0	$67,850
	2023	$112,850	$0	$0	$0	$0	$0	$0	$112,850

Employment Agreements

None

Consulting Agreements

None, although the officers are currently paid as consultants of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding beneficial ownership of our stock as of December 31, 2024, by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of December 31, 2024, 108,159,556 shares of common stock were issued and outstanding:

Number of Shares
Name and Address (1)	Beneficially Owned

Kim D. Southworth, CEO and Director	9,983,333

TJ Agardy, President and Director	8,500,000

Dan Leboffe, CFO and Treasurer	4,648,352

Winston McKellar, Director IR/PR (Non-Board)	250,000

Officers and Directors as a group (5 people)	23,381,685
(22%)

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2024 and 2023, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

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

During years ended December 31, 2024 and 2023, the Company paid various related parties for consulting services in the amounts of $409,850 and $588,308 respectively. For the years ended December 31, 2024 and 2023, $30,000 and $120,836, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for years ended December 31, 2024 and  2023.

	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$89,055	$84,305

Audit-Related Fees	9,340	8,247

Total Audit and Audit-Related Fees	$98,395	$92,552

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, as currently in effect	S-1	9/22/2022	3.1
3.2	Bylaws as currently in effect	S-1	9/22/2022	3.2
19.1	Insider Trading Policy				X
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Instance Schema				X
101.CAL	Inline XBRL Instance Calculation Linkbase				X
101.DEF	Inline XBRL Instance Definition Linkbase				X
101.LAB	Inline XBRL Instance Label Linkbase				X
101.PRE	Inline XBRL Instance Presentation Linkbase				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

XX Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th April 2025.

CYBER ENVIRO-TECH, INC.

By:	/s/ Kim D. Southworth
Kim D. Southworth Chief Executive Officer

By:	/s/ Dan Leboffe
Dan Leboffe Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kim D. Southworth	Chief Executive Officer	April 14, 2025
Kim D. Southworth

/s/ Dan Leboffe	Principal Accounting Officer	April 14, 2025
Dan Leboffe

