Form 10-Q
period 2025-03-31
Cyber Enviro-Tech, Inc.
filed 2025-05-19
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 15, 2025 there were 113,461,878 shares of the registrant’s Common Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

CYBER ENVIRO-TECH, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$98,476	$59,411
Loan receivable	195,000	190,000
Prepaid expenses and other current assets	392,193	457,768
Total current assets	685,669	707,179

Property and equipment, net	861,945	776,560
Long-term deposits	114,150	—
Assets of discontinued operations, non-current	2,065,483	2,081,952
Total Assets	$3,727,247	$3,565,691
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$70,826	$105,042
Accounts payable – related parties	160,965	137,690
Accrued interest	222,483	204,760
Notes payable, current maturities	320,209	188,061
Note payable, related party, net of discount of $5,274 and $8,277 at March 31, 2025 and December 31, 2024, respectively	148,716	145,712
Convertible notes payable, net of discount of $52,415 and $24,400 at March 31, 2025 and December 31, 2024, respectively	971,861	815,863
Convertible notes payable – related party	22,000	22,000
Contingent liabilities	177,500	437,500
Liabilities of discontinued operations, current	363,500	369,000
Liabilities of discontinued operations, current, related parties	15,000	30,000
Total current liabilities	2,473,060	2,455,628
Convertible notes payable, net of discount of $128,269 and $294,379 at March 31, 2025 and December 31, 2024, respectively	1,438,731	1,127,621
Derivative liability	330,653	387,238
Liabilities of discontinued operations, non-current	97,463	97,463
Total Liabilities	4,339,907	4,067,950
Commitments and contingencies (Note 4)
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 111,337,204 and 108,159,556 shares issued and outstanding, respectively	111,337	108,120
Additional paid-in capital	12,423,962	12,165,669
Common stock to be issued	1,149,613	373,443
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(14,272,644)	(13,129,093)
Controlling interest	(654,115)	(548,244)
Non-controlling interest	41,455	45,985
Total Stockholders’ Equity (Deficit)	(612,660)	(502,259)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,727,247	$3,565,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

	2025	2024

Operating Expenses:
Professional fees	$151,120	$48,403
General and administrative	218,648	400,769
Consulting	515,189	574,827
Total operating expenses	884,957	1,023,999

Loss from continuing operations	(884,957)	(1,023,999)

Other Income (Expense):
Change in fair value of derivatives	(202,710)	24,516
Loss on issuance of derivatives	(17,676)	—
Gain on extinguishment of derivative liability	351,971	79,564
Amortization of intangible assets	—	(28,213)
Change in fair value of contingent liability	15,000	—
Interest income	3,288	924
Interest expense	(331,723)	(161,152)
Total other expense, net	(181,850)	(84,361)

Loss from continuing operations	(1,066,807)	(1,108,360)

Discontinued Operations:
Loss from operations of discontinued operations	(81,274)	(11,812)
Total Discontinued Operations	(81,274)	(11,812)

Net loss before income taxes	(1,148,081)	(1,120,172)
Provision for income taxes	—	—
Net Loss	$(1,148,081)	$(1,120,172)

Net loss attributable:
Non-controlling interest	$(4,530)	$—
Common stockholders	(1,143,551)	(1,120,172)
Net loss	$(1,148,081)	$(1,120,172)

Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	110,756,892	78,163,084

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred		Common Stock				CS to be Issued		Accum	Non Controlling
Description	Shares	Amt	Shares	Amt	APIC	Treasury	Shares	Amt	Deficit	Interest	Total

Balance, December 31, 2023	16,671	$17	77,467,573	$77,468	$7,801,868	$(66,400)	8,173,019	$933,489	$(6,775,924)	$—	$1,970,518

Shares issued for interest	—	—	—	—	—	—	193,975	29,938	—	—	29,938
Shares issued for conversion of convertible notes payable	—	—	4,394,140	4,394	435,020	—	2,123,360	586,586	—	—	1,026,000
Net loss	—	—	—	—	—	—	—	—	(1,120,172)	—	(1,120,172)
Balance, March 31, 2024	16,671	$17	81,861,713	$81,862	$8,236,888	$(66,400)	10,490,354	$1,550,013	$(7,896,096)	$—	$1,906,284

Balance, December 31, 2024	16,671	$17	108,159,556	$108,120	$12,165,669	$(66,400)	1,954,250	$373,443	$(13,129,093)	$45,985	$(502,259)
Shares issued for services	—	—	—	—	—	—	125,000	47,500	—	—	47,500
Shares issued for exercised warrants	—	—	1,991,930	2,011	26,976	—	—	—	—	—	28,987
Shares issued for interest	—	—	76,553	76	14,947	—	255,361	43,670	—	—	58,693
Shares issued for conversion of convertible notes payable	—	—	1,109,165	1,130	216,370	—	3,520,650	685,000	—	—	902,500
Net loss	—	—	—	—	—	—	—	—	(1,143,551)	(4,530)	(1,148,081)
Balance, March 31, 2025	16,671	$17	111,337,204	$111,337	$12,423,962	$(66,400)	5,855,261	$1,149,613	$(14,272,644)	$41,455	$(612,660)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

 (Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(1,148,081)	$(1,120,172)
Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of derivatives	202,710	(24,516)
Loss on issuance of derivatives	17,676	—
Gain on extinguishment of derivative liability	(351,971)	(79,564)
Stock compensation	47,500	—
Warrants issued for services	28,987	—
Amortization of debt discount	228,449	74,010
Depreciation and amortization expense	1,965	28,213
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(48,574)	340,455
Contingent liability	(65,000)	—
Accounts payable	(34,215)	83,743
Accounts payable - related parties	23,275	74,653
Accrued interest	76,416	68,225
Net cash from operating activities from continuing operations	(1,020,863)	(554,953)

Cash flows from investing activities:
Purchase of property and equipment	(87,350)	(66,342)
Issuance of loan receivable	(5,000)	(90,000)
Net cash from investing activities from continuing operations	(92,350)	(156,342)

Cash flows from financing activities:
Repayment of convertible notes payable	(104,338)	(60,000)
Proceeds from convertible notes payable	922,500	870,000
Proceeds from notes payable	400,000	90,000
Repayment of notes payable	(68,500)	(3,000)
Net cash from financing activities from continuing operations	1,149,662	897,000

Net change in cash and cash equivalents from continuing operations	36,449	185,705

Cash flow from discontinued operations:
Net cash from operating activities from discontinued operations	2,616	(124,162)
Net cash from investing activities from discontinued operations	—	(92,462)
Net cash from financing activities from discontinued operations	—	—
Net change in cash and cash equivalents from discontinued operations	2,616	(216,624)

Cash and cash equivalents at beginning of year	59,411	239,417
Cash and cash equivalents at end of period	$98,476	$208,498

Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for conversion of convertible notes payable and accrued interest	$961,193	$1,055,938

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc. (“CETI” or the “Company”) is a publicly held water science technology company that designs water purification solutions for commercial applications and industries with an initial emphasis on the oil & gas industry. The corporate headquarters are located in Scottsdale, Arizona.

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

In February 2025, CETI formed a wholly-owned Turkish subsidiary, Cyber International Ltd, with an office in Istanbul. There are no operations in this entity yet but it was formed to enable CETI to effectively manage its international contacts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements and related disclosures as of March 31, 2025, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In managements’ opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2024, and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 14, 2025. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2025 and December 31, 2024.

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. These costs are depreciated starting when the asset is put into service and is depreciated on a straight-line basis over its estimated useful life. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the Consolidated Statements of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, including the comparative prior year period. The Company is in the process of spinning off its oil field operations known as the Alvey oil field (Alvey). Alvey’s cash flows are reflected as cash flows from discontinued operations within the Company’s Consolidated Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from the Company’s consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Alvey. The discontinued operations exclude general corporate allocations.

Note Receivable

CETI provided two Short-Term Capital Bridge Loans totaling $190,000 to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The notes are currently due and had been accruing simple interest at 6% per annum. DETLA is a significant partner in CETI’s overseas operations and the Company does not have any concern about the collectability of this note. During the first quarter of 2025, a separate $5,000 loan was made to Donald Goree of Texas Coastal Services payable in six months at simple interest rate of 6% per annum. This accounts for the $195,000 and $190,000 of notes receivable for March 31, 2025 and December 31, 2024, respectively.

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

Intangible Assets

The Company recognizes intangible assets in accordance with ASC 350 which deals with accounting for indefinite-lived intangible assets other than goodwill. Intangible assets are defined as identifiable non-monetary assets without physical substance, acquired through purchase, internally generated, or acquired as part of a business combination, which provide future economic benefits and are under the control of the Company.

Intangible assets with finite useful lives are amortized over their estimated useful lives on a straight-line basis, unless another systematic and rational method better represents the consumption of the economic benefits. Intangible assets with indefinite useful lives are not amortized but are tested for impairment annually or more frequently if there are indications of impairment.

The Company reviews intangible assets for indicators of impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of the assets exceeds its recoverable amount. The recoverable amount is the higher of an asset's fair value less costs to sell and its value in use. Any impairment loss is recognized in the consolidated statements of operations. Upon impairment, the carrying amount of the intangible asset is reduced to its recoverable amount.

Accounting for Majority-Owned Subsidiary

The Company consolidates the financial statements of majority-owned subsidiaries in accordance with U.S. GAAP. A subsidiary is classified as majority-owned when the Company owns more than 50% of its voting shares, giving it control over the subsidiary's operations and financial policies.

In the consolidated financial statements, all intercompany transactions, balances, and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated. The financial position, results of operations, and cash flows of each majority-owned subsidiary are fully consolidated with the portion attributable to non-controlling interests presented as a separate line item in the equity section of the consolidated balance sheets and as a separate component of net income in the consolidated statements of operations. However, for the three-month period ended March 31, 2024, no non-controlling interests are presented in the consolidated financial statements since there was no subsidiary in operation at that time.

Non-controlling interests represent the portion of equity in subsidiaries that is not attributable, directly or indirectly, to the Company.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three months ended March 31, 2025 and 2024, the Company recorded $181,288 and $279,577 in stock-based compensation expense, respectively.

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

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked to market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2025:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$330,653	$330,653
Total	$—	$—	$330,653	$330,653

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$387,238	$387,238
Total	$—	$—	$387,238	$387,238

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expect to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

	Three months ended March 31,
	2025	2024
Warrants	4,950,000	3,750,000
Stock options	1,000,000	1,000,000
Common stock to be issued	5,855,261	10,490,354
Convertible notes payable	14,550,875	21,419,318
Preferred stock	50,012,000	50,012,000
Total	76,368,136	86,671,672

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted. The Company adopted this guidance as of January 1, 2024 and it is not expected to have a material impact.

Advertising Costs

Advertising costs are accounted for in accordance with ASC 720-35, Advertising Costs, which requires that such costs be expensed as incurred unless they meet the criteria for capitalization. Prepaid advertising costs may be recorded as assets if payment is made in advance of the advertisement and the benefit is expected to be realized in a future period.

The Company had $0 and $50,000 of prepaid advertising as of the three months ending March 31, 2025 and 2024, respectively. Advertising expense was $16,554 and $55,394 for the three months ending March 31, 2025 and 2024, respectively.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increased revenue and private placement loans or institutional investors. However, the Company is in the process of filing an S-1 to give it the ability to raise funds through sale of stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. In April 2025, the Company received notice of litigation regarding its potential purchase of a salt water disposal facility in 2024 that it decided not to pursue. The outcome of this litigation is undetermined at this time but the Company believes that its counterclaims will exceed whatever the plaintiff is asking for therefore no accrual has been made as of March 31, 2025.

In December 2021, the Company entered into an agreement to operate the wells on the Alvey Oil Field. Under this agreement, the Company owes a contingent amount based upon 18.75% of the Working Interest less any rework and production costs to the Estate of Danny Hyde (“EDH) the former owner of the operator of record for the Alvey Oil Field. The rework costs incurred by the Company to date have been over $1 million so it is not anticipated any contingent payments will be made to EDH in 2025. In addition, the Company owes 20% of gross sales less severance tax to the landowners. At the same time of this agreement, the Company purchased $450,000 of equipment from the entity formerly owned by Danny Hyde. The Company is still evaluating the allocation of that purchase price to various assets acquired and potential liabilities assumed.  The final allocation may be different than the current presentation.

In February 2022 and February 2023, CETI entered into agreements with two different investors offering them a stock guarantee on share price within a three-year period of time. The first investor’s shares in February 2022, came due in February 2025 and CETI entered into an agreement to pay cash and shares to satisfy that guarantee. For the second investor, the Company accrued a liability as of March 31, 2025 and December 31, 2024 for the difference between the share price on those dates and the guaranteed share price. The guarantees are presented as Contingent liabilities of $177,500 and $437,500 at March 31, 2025 and December 31, 2024, respectively. No provision was made in prior years.

On December 9, 2024, CETI entered into an agreement with a company to provide consulting services to obtain funding of at least $25 million or more to fund CETI’s projects in the Middle East. The compensation under this agreement was $65,000 plus 0.5% of any monies raised. As of May 15, 2025, no money has been raised but it is anticipated these monies will be raised during the second Quarter of 2025.

On December 21, 2024, CETI entered into a Financial Consulting Engagement Agreement (FCEA) to provide consulting services and identify potential sources of private and/or public financing of up to 50 million in British pound sterling. The retainer fee was $35,000 and the success fee is 5% of the total money raised, payable at 1% per year for five years. As of May 15, 2025, no money has been raised but it is anticipated these monies will be raised during the second Quarter of 2025.

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	March 31, 2025	December 31, 2024	Useful Lives
Equipment	$857,910	$770,560	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Less accumulated depreciation	(1,965)	—	—
Property and equipment, net	$861,945	$776,560	—

There was $1,965 of depreciation expense recorded as of March 31, 2025. No depreciation expense was taken as of December 31, 2024.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 shares of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total Intangible assets net balance of $1,070,226 as of December 31, 2023. For the year ending December 31, 2024, there was a total amortization of intangible assets of $112,850 resulting in net tangible asset balance of $957,377 at December 31, 2024.  However, during 2024, KAM was declared insolvent. While intellectual property acquired by the Company still has value to CETI, it was decided to take the conservative approach and write off the rest of the value of $957,377 as of December 31, 2024. As such, there is no intangible assets recorded as of March 31, 2025 and December 31, 2024.

NOTE 7 – DEBT

	March 31, 2025	December 31, 2024
Notes payable	$320,209	$188,061
Note payable – related party	153,989	153,989
Convertible notes payable	2,591,277	2,262,263
Convertible notes payable – related party	22,000	22,000
	3,087,475	2,626,313
Debt discount	(185,958)	(327,056)
	2,901,517	2,299,257
Less current portion	1,462,786	1,171,636
Long term portion	$1,438,731	$1,127,621

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2025	$920,475
2026	1,392,000
2027	775,000
$3,087,475

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of December 31, 2024, the Company had repaid $106,500 leaving a balance of $343,500 which is included in the liabilities of discontinued operations. The remaining amount due was to be paid in installments. However, no further payments have been made as the parties are discussing the amount due the Company for operational expenses which exceed the amount the Company owes to the Estate of Danny Hyde, the creditor. No resolution has been determined as of March 31, 2025.

In December 2023, the Company borrowed $100,000 from an individual with $90,000 and $100,000 outstanding as of March 31, 2025 and December 31, 2024, respectively. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.15 a share, when paid plus an additional $7,500 in cash. Accrued interest was $16,125 and $20,625 at March 31, 2025 and December 31, 2024, respectively.

In September 2023, a related party issued a loan to the Company for a total amount of $153,989. The net after discount was $148,716 and $145,712 at March 31, 2025 and December 31, 2024, respectively, with a discount of $5,274 and $8,277 at March 31, 2025 and December 31, 2024, respectively. The loan incurs interest at 12.5% and is due in September of 2025. Accrued interest was $3,792 and $5,687 at March 31, 2025 and December 31, 2024, respectively.

In March 2024, the Company had two loans payable to an individual. One loan was paid off in December 2024 and the other of $40,000 was still due at December 31, 2024 and paid off in January 2025. Each loan accrued interest at $125 a day, and $10,000 and $6,500 of interest was paid as of March 31, 2025 and December 31, 2024, respectively.

In February 2025, an investor made a short-term loan to the Company for $200,000. The loan is non-interest bearing and due within four months.

At March 31, 2025 and December 31, 2024, the Company had drawn down $30,209 and $48,061, respectively, against a line of credit that provides a maximum borrowings of $55,000, and incurs interest at 5.99%.

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001 per share. In 2023, $3,000 of this note was converted into 3,000,000 shares of common stock. The note matured on September 23, 2020 and is in default.

During the year ended December 31, 2022, the Company received $1,461,000 from the issuance of thirty-two separate convertible notes payable. During 2023, $1,075,000 worth of notes payable were converted into common stock and $311,000 were repaid in cash. The remaining $75,000 worth of notes payable bore interest at 8% and were convertible into common stock at a range of $0.10 to $0.25 a share. These notes had a two-year maturity date when issued, and were converted into shares of common stock in Q3 of 2024.

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

During 2024, the Company raised a net of $2,582,650 in convertible notes payable. The terms were the same as the convertible notes payable issued in 2023 with the exception of eight notes – six for a total of $750,000 and two for a total of $173,650. For the notes totaling $750,000, $150,000 of these notes bear interest at 10% and were payable at maturity of September 2024. The notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 150,000 common shares were issued in April 2024 as additional loan incentive. For $300,000 of these notes, the interest rate was 9% with varying maturities in 2026 plus a total of 300,000 warrants priced at $0.80/share. The remaining $300,000 of these notes were at 10% interest with varying maturities in 2025 and 2026. For the notes totaling $173,650, these notes bear interest at 8% and are paid back in installments which began on October 30, 2024 and December 30, 2024, respectively. The first note was paid off in February 2025 and the second note had one payment remaining for $12,236 as of March 31, 2025 and was paid off in April 2025. Both notes had an option beginning six months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days. The total convertible notes payable, net were $2,410,592 and $1,943,484 as of March 31, 2025 and December 31, 2024, respectively.

During 2024, the Company converted $3,673,037 of convertible notes payable, and accrued interest, into 28,170,065 shares of common stock. As of December 31, 2024, 1,954,250 common shares remain unissued. Also, as of December 31, 2024, $2,262,263 worth of convertible notes payable remain outstanding consisting of short-term convertible notes payable of $815,863 (net of discount of $24,400) and long-term convertible notes payable of $1,127,621 (net of discount of $294,379).

During the first quarter of 2025, the Company raised $940,500 in convertible notes payable. All but one of these notes bear interest at 8% per annum and are convertible into common stock at $0.20 a share within the next two years. One note for $93,150, it bears interest at 8% and is payable in installments beginning in July 2025. This note has an option beginning six months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days.

All notes payable and convertible notes payable are unsecured.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible notes payable gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2025 and December 31, 2024 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	1,849,420	$330,653
Total	1,849,420	$330,653

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	2,791,924	$387,238
Total	2,791,924	$387,238

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Embedded derivatives	$(202,710)	$24,516
Loss on issuance of derivative	(17,676)	—
Total gain (loss)	$(220,386)	$24,516

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Monte Carlo Simulation Model, which approximates the Monte Carlo Simulations, a valuation technique to fair value the embedded derivative because it believes that this technique is reflective of all significant assumption types, and ranges of assumption inputs, that market participants would likely consider in transactions involving embedded derivatives. Such assumptions include, among other inputs, interest risk assumptions, credit risk assumptions and redemption behaviors in addition to traditional inputs for option models such as market trading volatility and risk-free rates. The Monte Carlo Simulation Model technique is a level three valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. For instruments in which the time to expiration has expired, the Company has utilized the intrinsic value as the fair value. The intrinsic value is the difference between the quoted market price on the valuation date and the applicable conversion price.

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date	Inception Date
	April 26, 2024 Note	June 21, 2024 Note
Quoted market price on valuation date	$0.193	$0.30
Effective contractual conversion rates	$0.104	$0.176
Contractual term to maturity	1 year	1 year
Market volatility:
Volatility	213.68%-298.84%	239.77%-465.49%
Risk-adjusted interest rate	5.31%	5.20%

	Inception Date	Inception Date	Year Ended
	October 10, 2024 Note	November 7, 2024 Note	December 31, 2024
Quoted market price on valuation date	$0.231	$0.253	$0.23
Effective contractual conversion rates	$0.200	$0.200	0.1495- 0.20
Contractual term to maturity	2 years	3 years	0.16 – 2.85 years
Market volatility:
Volatility	177.44%-452.93%	179.09%-453.59%	117.27%-433.33%
Risk-adjusted interest rate	9%	9%	9-12%

	Inception Date	Period Ended
	January 3, 2025 Note	March 31, 2025
Quoted market price on valuation date	$0.24	$0.253
Effective contractual conversion rates	$0.15	$0.200
Contractual term to maturity	0.87 years	3 years
Market volatility:
Volatility	116.47%-291.91%	179.09%-453.59%
Risk-adjusted interest rate	12%	9%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of March 31, 2025 and December 31, 2024.

	Period Ended March 31, 2025	Year Ended December 31, 2024
Balances at beginning of period	$387,238	$217,177
Issuances:
Embedded derivatives	92,676	595,722
Gain on extinguishment of derivative liability	(351,971)	(264,539)
Changes in fair value inputs and assumptions reflected in income	202,710	(161,122)
Balances at end of period	$330,653	$387,238

NOTE 9 – RELATED PARTY TRANSACTIONS

At March 31, 2025 and December 31, 2024, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

At March 31, 2025 and December 31, 2024, the Company had accounts payable to various related parties for a total of $175,483 and $137,690, respectively.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest plus closing costs were paid at time of closing. The closing costs and interest are being amortized over a six month and twenty-four month period of time, respectively. This resulted in expenses of $3,003 and $15,638 and a net balance of $148,716 (discount $5,274) and $145,712 (discount $8,277) at March 31, 2025 and December 31, 2024, respectively.

During periods ended March 31, 2025 and 2024, the Company paid various related parties for consulting services in the amounts of $127,875 and $106,250, respectively. For the periods ended March 31, 2025 and 2024, $0 and $15,000, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

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

During 2023, the Company changed the terms this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of March 31, 2025 and December 31, 2024, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of March 31, 2025 and December 31, 2024, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of March 31, 2025 and December 31, 2024, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of March 31, 2025 and December 31, 2024, there is 1 share of Special 2020 Series A Preferred issued and 1 outstanding.

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

On June 3, 2023, the Company canceled the consultant’s 200,000 Options, of which 150,000 vested as of the cancellation date. On the same date, the Company agreed to issue 1,000,000 replacement options with a vesting date of June 3, 2023. The Company interpreted this as a concurrent replacement award and, as such, accounted for it as a modification.

The following table summarizes the accounting effects of the modification:

June 3, 2023 Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$37,647
Cost to be recognized after modification	$96,742
Recognition Period	24 months

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.50 Years

Equivalent volatility	32.88%
Interest rates	4.50%

Stock option activity for the three months ended March 31, 2025 and the year ended December 31, 2024 summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2023	1,000,000	0.3600	2.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2024	1,000,000	0.3600	1.42
Options exercisable December 31, 2024	1,000,000	$0.3600	1.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding March 31, 2025	1,000,000	0.3600	1.42
Options exercisable March 31, 2025	1,000,000	$0.3600	1.42

In connection with a different consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock, along with a monthly consulting fee. This common stock was valued at $0.42 on the date of the agreement and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 in replacement for the stock and extend the agreement until June 30, 2024. The agreement was amended again on September 15, 2023 resulting in an additional 500,000 warrants being issued and the agreement extended until September 15, 2024. This resulted in an additional $602,179 in consulting expenses which will be equally amortized over the following twelve months. The agreement was extended again on November 1, 2024 for another eight months with an additional 800,000 warrants being issued.

During the year ended December 31, 2024, the Company issued an aggregate 1,200,000 warrants in connection with convertible notes. No warrants were issued in the first quarter of 2025 but 2,000,000 warrants were exercised.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.231 - 0.3100
Effective contractual strike price	$0.0013 – 0.80
Market volatility	373% - 401%
Contractual term to maturity	2 years
Risk-adjusted interest rate	3.98% - 4.87%

Stock warrant activity for three months ended March 31, 2025 and the year ended December 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.50
Issued	1,200,000	$0.267	2.00
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding December 31, 2024	4,950,000	0.070	0.82
Warrants exercisable December 31, 2024	4,950,000	$0.070	0.82
Issued	—	—	—
Exercised	2,000,000	—	—
Expired	—	—	—
Warrants outstanding March 31, 2025	2,950,000	0.070	0.82
Warrants exercisable March 31, 2025	2,950,000	$0.070	0.82

NOTE 12 – DISCONTINUED OPERATIONS

CETI is planning to spin-off the Alvey oil field operations into a new entity called Phoenix Well Development Inc (PWD). The shareholders of CETI will get a pro rata stock distribution of PWD common shares. A new investor group will run the operation.

Accordingly, the Company has categorized Alvey as discontinued operations in the consolidated financial statements.

The operating results for discontinued operations have been presented in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024 as discontinued operations and are summarized below:

	Three Months Ended March 31,
	2025	2024
Total revenue	$—	$9,208
Total cost of revenue	—	2,725
Gross profit	—	6,483
Operating expenses	81,274	18,295
Loss from operations	(81,274)	(11,812)
Other income (expenses)	—	—
Loss before tax expense	(81,274)	(11,812)
Tax expense	—	—
Loss from operations of discontinued operations	$(81,274)	$(11,812)

The assets and liabilities of the discontinued operations at March 31, 2025 and December 31, 2024 are summarized below:

	March 31, 2025	December 31, 2024
Property and equipment, net(1)	$2,002,946	$2,019,415
Texas Railroad Commission bond(2)	62,537	62,537
Assets of discontinued operations, non-current	2,065,483	2,081,952
Total assets	$2,065,483	$2,081,952

Accounts payable	$20,000	$25,500
Accounts payable – related party	15,000	30,000
Notes payable, current maturities	343,500	343,500
Liabilities of discontinued operations, current	378,500	399,000
Estimated asset retirement obligation	97,463	97,463
Liabilities of discontinued operations, non-current	97,463	97,463
Total liabilities	$475,963	$496,463

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Useful Lives
Equipment	$739,480	$739,480	5 to 20 years
Vehicles	61,000	61,000	5 to 15 years
Well development costs	1,395,461	1,395,461	*
Less accumulated depreciation	(192,995)	(176,526)	—
Property and equipment, net	$2,002,946	$2,019,415	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of March 31, 2025, a minimal amount of oil has been produced and work is ongoing to determine how to get regular production from the field. In addition, as of December 31, 2024, it was determined the fair value of the Well Development cost exceeded their fair value and were written down by $1,395,980. The value for both March 31, 2025 and December 31, 2024 is $1,395,461.

Depreciation expense for the discontinued operations for periods ended March 31, 2025 and 2024 was $16,470 and $18,294 respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $1,395,461 at March 31, 2025 and December 31, 2024. This amount is after a write down of $1,395,980 to estimated fair value as of December 31, 2024.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three months ended March 31, 2025 and 2024, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the three months ending March 31, 2025 and 2024, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2025 and December 31, 2024, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. During the three months ended March 31, 2025 and 2024, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the three months ended March 31, 2025 and 2024, there was no impairment to proved properties.

(2) Texas Railroad Commission Bond and Estimated Asset Retirement Obligation

To cover the estimated future asset retirement obligations ("ARO") related to its oil and gas properties, the Company maintains a $62,537 bond with the Railroad Commission of Texas (“RRC”). With the help of an outside consultant, the Company estimates it would take $5,000 to cap each of the 32 wells on the property so there is a liability of $97,463 to make up the difference. The bond ensures that the Company will cap any wells on the Alvey Oil Field that it decides are no longer productive. Once the Company decides it is finished working the Alvey Oil Field, it can apply to the RRC to have the bond repaid.

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

Income taxes consist of the following components as of:

	March 31, 2025	March 31, 2024
Federal income tax benefit attributable to:
Current Operations	$271,880	$213,379
Less: Valuation allowance	(271,880)	(213,379)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2025 and December 31, 2024, due to the following:

	March 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$2,978,090	$2,706,210
Less: Valuation allowance	(2,978,090)	(2,706,210)
Net deferred tax asset	$—	$—

At March 31, 2025, the Company had net operating loss carry forwards of $14,181,381 which would result in a deferred tax asset of $2,978,090 that may be offset against future taxable income from the year 2025 to 2040. No tax benefit has been reported in the March 2025 and 2024 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated events and transactions for potential recognition or disclosure through the date the consolidated financial statements were issued. The  following are subsequent events that the Company considers may be material:

•	New money raised from investors since March 31, 2025 totaled $1,230,500, all as convertible debentures.

•	As noted in the Commitments and Contingencies section, a lawsuit was filed in April 2025 against CETI. CETI believes it will prevail and therefore no accrual for lawsuit liability has been recorded.

•	Kuwait Oil Company approved CETI as a vendor opening the door to potential contracts in Kuwait and the Middle East.
•	The Company is in the process of filing an S-1 Registration statement which, among other things, will give it the ability to raise money through the sale of common stock.

•	Subsequent to March 31, 2025, CETI did an issuance to various shareholders who previously converted their convertible debentures which were recorded as common stock to be issued. This issuance totaled 2,124,675 common shares.

•	Subsequent to March 31, 2025, the Company converted $231,971 of convertible debt and interest into 1,736,703 shares of common stock to be issued.

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

GENERAL OVERVIEW

Business Background

CYBER ENVIRO-TECH, INC. is a publicly held Wyoming oil and water filtration technology company that designs water purification solutions for commercial applications and industries

Our principal executive office is located at Cyber Enviro-Tech, Inc., 6991 E. Camelback Road, Suite D-300, Scottsdale, Arizona 85251. Our telephone number is 866 687-6856. Our Internet site is located at: www.cyberenviro.tech. We maintain our statutory registered agent's office at Registered Agents Inc. 30 N Gould St Ste R Sheridan, WY 82801 USA Telephone Number. (307) 200-2803

On June 12, 2020, the District Court of Laramie County, Wyoming appointed Benjamin Berry of Synergy Management Group LLC (“Synergy”) as custodian of the Company.

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

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings Corp to Cyber Enviro-Tech, Inc.

DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our pilot project is an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. This oil field operation known as the Alvey oil field will be spun-off into a new entity in the second quarter of 2025. In addition, the Company will soon be testing its oil water filtration machine in a few locations Southwest Texas and Oklahoma. In addition, the Company is in conversations to purchase its own Salt Water Disposal facility.

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

Bio-Life Systems, Inc. until November 2001

Biolectronics, Corp. to April 1992

Electronic Biotek, Inc April 1986

Business of the Cyber Enviro-Tech, Inc.;

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We do this by integrating technologies to include cyber, aerospace, satellite, industrial and AI engineering telemetry. Our water filtration, wastewater and alternative energy systems will have neural sensors, controls and networks - all connected to a cellular device.

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

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of March 31, 2025 the Company has independent services contracts with three individuals for its B2B sales strategy – two in oil and gas and one in the meat packing industry – and another company for its overseas services in the Middle East.

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

Research and Development

For the year ending December 31, 2024, CETI spent approximately $1.5 million in research and development of our oil/water filtration products and process and another $268,000 in the first three months of 2025. In addition, from 2021 through December 31, 2024, approximately $3.4 million was invested in the Alvey Ranch Oil field to prove our new technologies in opening up the downhole fractures and removing contaminants from the reservoir for increased oil production. The former has been expensed and the latter capitalized. Currently the Alvey is being spun off into a separate company as the Company intends to focus its efforts on water and oil/soil remediation and therefore expenses for the Alvey during the first quarter of 2025 were to keep the field active.

Personnel

As of March 31, 2025, we have no employees but the Company does have 11 full-time and part-time consultants.

Results of Operations for the Three Months Ending March 31, 2025 and 2024:

	2025	2024	$	%
Operating Expenses:
Professional fees	$151,120	$48,403	$102,717	212%
General and administrative	218,648	400,769	(182,121)	-45%
Consulting	515,189	574,827	(59,638)	-10%
Total operating expenses	884,957	1,023,999	(139,042)	-14%

Loss from operations	(884,957)	(1,023,999)	(139,042)	-14%

Other Income (Expense):
Change in fair value of derivative	(202,710)	24,516	(227,226)	-927%
Loss on issuance of derivative	(17,676)	—	(17,676)	100%
Amortization of intangible assets	—	(28,213)	28,213	-100%
Interest expense	(331,723)	(161,152)	(170,571)	106%
Gain on extinguishment of derivative liability	351,971	79,564	272,407	342%
Change in fair value of contingent liability	15,000	—	15,000	100%
Interest income	3,288	924	2,364	256%
Total Other Income (Expense)	(181,850)	(84,361)	(97,489)	116%

Loss from continuing operations	(1,066,807)	(1,108,360)	(41,553)	-4%

Discontinued operations:
Loss from operations of discontinued operations	(81,274)	(11,812)	(69,462)	588%
Net loss	(1,148,081)	(1,120,172)	(27,909)	2%
Less net loss attributable to noncontrolling interest	(4,530)	—	(4,530)	100%
Net loss attributable to common stockholders	$(1,143,551)	$(1,120,172)	$(23,379)	2%

General and administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 were down by -45% versus 2024 largely due to a decrease in advertising and promotion of approximately $39,000 and a decrease in sampling and testing of $150,000.

Professional fees. These fees are largely made up of audit and audit-related fees ($48,920 and $46,142 during the periods ending March 31, 2025 and 2024 respectively) and, in 2025, another $66,250 worth of fees related to the Green Bond fundraising project.

Consulting fees. Decreased by 10% due to higher stock compensation in 2024 vs 2025 of $181,287 and $279,580, respectively due to more consultants receiving stock compensation in 2024.

Other income (expense). Much of this is related to the issuance and conversion of convertible debentures used to raise money for the Company’s operations. $1,117,500 and $870,000 was raised by the sale of convertible debentures in first quarter of 2025 and 2024, respectively. In the 1st Qtr 2025, one convertible loan with derivatives was converted to stock which resulted in an amortization of debt discount (part of interest expense) of $228,449 which largely accounts for the difference in interest expense since the overall convertible debt for the quarters ending in March 2025 and 2024 was almost the same ($2,591,076 and $2,594,250 respectively). In addition, the change in fair value of derivatives was a net decrease of $227,226 in 2025 versus 2024 which was offset by the increase on the gain on extinguishment of the derivative liability of $272,407 from 2024 to 2025.

Net income (loss) from continuing operations. The above changes resulted in net loss of $1,143,551 in the first three months of 2025 compared to a net loss of $1,120,172 in 2024. Decreases in operating expenses of $139,042 were offset by the increase in other expense as noted above.

Discontinued operations: The Company is spinning off the Alvey oil field in second quarter 2025, and this represents the non-capitalized expenses related to the Alvey.

Liquidity and Capital Resources

As of March 31, 2025, the Company had total assets of $3,727,247 including current assets of $685,669 as well as $2,065,483 from the discontinued operations of the Alvey oil field.  We also have current liabilities of $2,473,059 which consist of accounts payable of $231,791 and short-term convertible notes payable of $971,861, net of discount of $48,835, notes payable of $468,925, net of discount of $5,274 and $378,500 from the discontinued operations of the Alvey oil field which is mostly the payable due on the Alvey Oil Field leasehold improvements. We also have $1,866,847 of long-term liabilities which is largely due to convertible notes payable of $1,438,731, net of discount of $128,269 and a derivative liability of $330,653.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies. To help fund operations, the Company is in the process of filing an S-1 to give it the ability to raise funds through sale of stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. As explained in Note 3, the Company does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

S-1 Registration Statements Effective January 2023 and December 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of May 15, 2025, none of the 10 million shares of common stock have been sold.

The Company filed a second S-1 Registration statement in 2023 and it became effective in December 2023. This registration statement registered securities for consultants, who received shares for services, and some investors, who received shares for either cash or on the conversion of convertible debentures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2025.

Based on this evaluation, these officers concluded that, as of December 31, 2024 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions. As of March 31, 2025, some progress has been made in implementing enhanced controls and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim consolidated financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2025, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As noted in the Commitments and Contingencies section, a lawsuit was filed in April 2025 against CETI.  CETI believes it will prevail and therefore no accrual for lawsuit liability has been recorded.

Item 1A. Risk Factors.

As a “Smaller Reporting Company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
3/24/2023	New	300,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Liability Paid	Restricted
10/18/2023	New	600,000	Common	0.10	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.10	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.10	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.10	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.10	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted
11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.10	McKellar R Trust, Winston McKellar, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.10	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.10	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.10	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.10	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	256,360	Common	0.10	Dwayne Hay	Debt conv	Restricted
2/2/2024	New	1,011,620	Common	0.10	DePrima Donnelly Family Trust, Anthon DePrima, trustee	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing

2/2/2024	New	335,850	Common	0.10	Carl R. Vertuca	Debt conv	Restricted
2/2/2024	New	335,780	Common	0.10	Bryan Vertuca	Debt conv	Restricted
2/28/2024	New	252,030	Common	0.10	Jeffrey Kelley	Debt conv	Restricted
2/28/2024	New	302,370	Common	0.10	Leibowitz Living Trust, Alan Leibowitz, trustee	Debt conv	Restricted
2/28/2024	New	336,790	Common	0.10	Dominic Mancini	Debt conv	Restricted
2/28/2024	New	253,680	Common	0.10	David Townley Paton	Debt conv	Restricted
2/28/2024	New	253,240	Common	0.10	Michael Volpe/ Liliane Stachishin-Moura, JTTN	Debt conv	Restricted
3/12/2024	New	505,820	Common	0.10	Paul Stander, SEP-IRA	Debt conv	Restricted
3/12/2024	New	202,020	Common	0.10	Nicole M. Hobbs	Debt conv	Restricted
3/12/2024	New	252,140	Common	0.10	James S Benedict	Debt conv	Restricted
3/12/2024	New	252,090	Common	0.10	Cameron Turner	Debt conv	Restricted
3/12/2024	New	100,710	Common	0.10	Jill B. Mossman	Debt conv	Restricted
4/2/2024	New	256,310	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/2/2024	New	252,310	Common	0.10	JJJ Enterprises, Jeff J. Jorgenson	Debt conv	Restricted
4/2/2024	New	251,700	Common	0.10	Michael B. Schuster	Debt conv	Restricted
4/2/2024	New	126,565	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
4/2/2024	New	252,030	Common	0.10	McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
4/2/2024	New	126,565	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
							Restricted
4/15/2024	New	756,250	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
4/15/2024	New	500,760	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/15/2024	New	34,000	Common	0.35	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
4/15/2024	New	66,000	Common	0.35	Neil Superfon	Debt conv	Restricted
4/15/2024	New	201,360	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
5/9/2024	New	252,910	Common	0.10	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
5/9/2024	New	200,970	Common	0.10	Kaan Brian Gokay	Debt conv	Restricted
5/9/2024	New	253,015	Common	0.20	William and Jennifer Vincent	Debt conv	Restricted
5/9/2024	New	303,555	Common	0.20	TWCI Consulting LLC, Christopher Ingram	Debt conv	Restricted
5/9/2024	New	25,255	Common	0.20	Michael Hay	Debt conv	Restricted
5/9/2024	New	50,505	Common	0.20	Jaye Gene Todd Collier	Debt conv	Restricted
5/22/2024	New	77,285	Common	0.20	Paul Leonard	Debt conv	Restricted
5/22/2024	New	128,645	Common	0.20	David Haley	Debt conv	Restricted
5/22/2024	New	128,535	Common	0.20	Staunton Family 2007 Trust, Richard Staunton, trustee	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
5/22/2024	New	1,285,070	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	Dallas Dukes	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	T Jordan Dukes	Debt conv	Restricted
6/11/2024	New	513,155	Common	0.20	Michael and Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
							Restricted
6/11/2024	New	127,580	Common	0.20	Jessica Patterson	Debt conv	Restricted
6/11/2024	New	127,140	Common	0.20	F. Stanton Sipes	Debt conv	Restricted
6/11/2024	New	260,305	Common	0.20	Peter Mitrev	Debt conv	Restricted
6/11/2024	New	184,620	Common	0.20	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
6/11/2024	New	25,785	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	525,320	Common	0.20	Neil Superfon	Debt conv	Restricted
6/20/2024	New	127,905	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	127,330	Common	0.20	Harborside Group Trust, Jim Mead	Debt conv	Restricted
6/20/2024	New	128,730	Common	0.20	Chase Donaldson	Debt conv	Restricted
6/20/2024	New	12,870	Common	0.20	David Paton	Debt conv	Restricted
6/20/2024	New	294,200	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	170,910	Common	0.15	Mark Mitrev	Debt conv	Restricted
7/10/2024	New	407,980	Common	0.25	Neil Superfon	Debt conv	Restricted
7/10/2024	New	252,910	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	388,975	Common	0.20	Suncoast Financial Mortgage Profit Sharing Plan, David Malcolm, trustee	Debt conv	Restricted
7/10/2024	New	126,700	Common	0.20	Staunton Family Investment Partnership, Richard Staunton, trustee	Debt conv	Restricted
7/10/2024	New	127,000	Common	0.20	Gardner Investment Trust, Roy A Gardner, trustee	Debt conv	Restricted
7/15/2024	New	170	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
7/15/2024	New	25	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
7/15/2024	New	60	Common	0.10	The McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
7/15/2024	New	45	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
8/1/2024	New	500,000	Common	0.20	Michael and Judith Mendoza Revocable Living Trust, dated 8 March 2004, Michael Mendoza, trustee	Cash	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
8/1/2024	New	334,000	Common	0.15	Jason Black	Cash	Restricted
8/1/2024	New	281,352	Common	0.10	Julie Kutilek	Debt conv	Restricted
8/1/2024	New	2,992,822	Common	0.10	Joseph Kutilek	Debt conv	Restricted
8/1/2024	New	110,669	Common	0.10	Tara Rahr	Debt conv	Restricted
8/1/2024	New	1,603,902	Common	0.10	Charles Merkel	Debt conv	Restricted
8/20/2024	New	1,655,192	Common	0.10	Scott Jasper	Debt conv	Restricted
8/20/2024	New	1,635,472	Common	0.10	Joel Gale	Debt conv	Restricted
8/20/2024	New	2,192,290	Common	0.10	Larry Grillo	Debt conv	Restricted
8/20/2024	New	26,742	Common	0.20	Kelsey Mallory	Debt conv	Restricted
10/7/2024	New	203,990	Common	0.20	JJJ Enterprises, Jeff J Jorgenson	Debt conv	Restricted
10/7/2024	New	697,064	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
10/15/2024	New	317,950	Common	0.20	Alla Abato	Debt conv	Restricted
2/25/2025	New	168,860	Common	0.15	Mark Mitrev	Debt conv	Restricted
2/25/2025	New	84,804	Common	0.25	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
2/25/2025	New	1,991,931	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
3/20/2025	New	113,317	Common	0.10	Craig Cox	Debt conv	Restricted
3/20/2025	New	63,295	Common	0.20	Dan’l Mitchell	Debt conv	Restricted
3/20/2025	New	136,450	Common	0.20	Dr. Sea Sport, Steve Mikulak	Debt conv	Restricted
3/20/2025	New	218,276	Common	0.25	Nick Frost	Debt conv	Restricted
3/20/2025	New	269,830	Common	0.20	Jim Wade	Debt conv	Restricted
3/20/2025	New	130,885	Common	0.20	Robert Romanchek	Debt conv	Restricted

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended March 31, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Principal Accounting Officer	May 16, 2025 May 16, 2025

