Form 10-Q
period 2025-06-30
Cyber Enviro-Tech, Inc.
filed 2025-08-15
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

At August 14, 2025 there were 116,136,907  shares of the registrant’s Common Stock issued and outstanding.

  i

PART I—FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements.

CYBER ENVIRO-TECH, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (Unaudited)	December 31, 2024 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$132,414	$59,411
Loan receivable	220,000	190,000
Prepaid expenses and other current assets	536,995	457,768
Total current assets	889,409	707,179

Property and equipment, net	1,419,034	776,560
Long-term deposits	114,150	—
Assets of discontinued operations, non-current	2,050,210	2,081,952
Total Assets	$4,472,803	$3,565,691
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$323,598	$105,042
Accounts payable – related parties	133,690	137,690
Accrued interest	253,363	204,760
Notes payable, current maturities	78,000	188,061
Note payable, related party, net of discount of $2,237 and $8,277 at June 30, 2025 and December 31, 2024, respectively	151,752	145,712
Convertible notes payable, net of discount of $158,645 and $24,400 at June 30, 2025 and December 31, 2024, respectively	1,036,306	815,863
Convertible notes payable – related party	22,000	22,000
Contingent liabilities	117,500	437,500
Liabilities of discontinued operations, current	379,392	369,000
Liabilities of discontinued operations, current, related parties	—	30,000
Total current liabilities	2,495,601	2,455,628
Convertible notes payable, net of discount of $109,570 and $ 318,779 at June 30, 2025 and December 31, 2024, respectively	2,362,930	1,127,621
Derivative liability	441,273	387,238
Liabilities of discontinued operations, non-current	97,463	97,463
Total Liabilities	5,397,267	4,067,950
Commitments and contingencies (Note 4)
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and outstanding	—	—
Common Stock, par value $0.001, 350,000,000 shares authorized; 116,136,907 and 108,159,556 shares issued and outstanding, for the period ended June 30, 2025 and December 31, 2024, respectively	116,137	108,120
Additional paid-in capital	13,150,723	12,165,669
Common stock to be issued	1,089,539	373,443
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(15,243,376)	(13,129,093)
Controlling interest	(953,360)	(548,244)
Non-controlling interest	28,896	45,985
Total Stockholders’ Equity (Deficit)	(924,464)	(502,259)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,472,803	$3,565,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

	Three Months Ending June 30, 2025	Three Months Ending June 30, 2024	Six Months Ending June 30, 2025	Six Months Ending June 30, 2024
Revenue:
Gross sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—

Operating Expenses:
Professional fees	31,991	25,729	183,111	74,132
General and administrative	266,911	147,938	485,559	548,707
Consulting	427,479	457,346	942,668	1,032,173
Total operating expenses	726,381	631,013	1,611,338	1,655,012

Operating loss from continuing operations	(726,381)	(631,013)	(1,611,338)	(1,655,012)

Other Income (Expense):
Change in fair value of derivatives	61,318	(42,896)	(141,392)	(18,380)
Loss on issuance of derivatives	(57,538)	(109,043)	(75,214)	(109,043)
Gain on extinguishment of derivative liability	10,601	184,975	362,572	264,539
Amortization of intangible assets	—	(28,212)	—	(56,425)
Change in fair value of contingent liabilities	10,000	—	25,000	—
Interest income	4,030	3,760	7,318	4,684
Interest expense	(168,001)	(259,626)	(499,724)	(420,778)
Total other expense	(139,590)	(251,042)	(321,440)	(335,403)

Loss from continuing operations	(865,971)	(882,055)	(1,932,778)	(1,990,415)

Discontinued Operations:
Loss from operations of discontinued operations	(117,320)	(18,295)	(198,594)	(30,106)
Total Discontinued Operations	(117,320)	(18,295)	(198,594)	(30,106)

Net Loss	$(983,291)	$(900,350)	$(2,131,372)	$(2,020,521)

Net provision for income taxes	—	—	—	—

Less net loss attributable to noncontrolling interest	12,559	—	17,089	—

Net loss attributable to common stockholders	$(970,732)	$(900,350)	$(2,114,283)	$(2,020,521)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	115,904,359	83,683,858	113,345,028	80,923,471

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Preferred		Common Stock			CS to be Issued			Accum	Non Controlling
Description	Shares	Amt	Shares	Amt	APIC	Shares	Amt	Treasury	Deficit	Interest	Total

Balance, December 31, 2023	16,671	$17	77,467,573	$77,468	$7,801,868	8,173,019	$933,489	$(66,400)	$(6,775,924)	$—	$1,970,518

Shares issued for interest	—	—	—	—	—	193,975	29,938	—	—	—	29,938
Shares issued for conversion of convertible notes payable	—	—	4,394,140	4,394	435,020	2,123,360	586,586	—	—	—	1,026,000
Net loss	—	—	—	—	—	—	—	—	(1,120,172)	—	(1,120,172)
Balance, March 31, 2024	16,671	$17	81,861,713	$81,862	$8,236,888	10,490,354	$1,550,013	$(66,400)	$(7,896,096)	$—	$1,906,284

Shares issued for cash	—	—	—	—	—	333,334	50,000	—	—	—	50,000
Shares issued for services	—	—	—	—	—	375,000	172,500	—	—	—	172,500
Shares issued for interest	—	—	253,639	100	23,879	(18,732)	35,236	—	—	—	59,215
Shares issued for conversion of convertible notes payable	—	—	7,630,000	7,744	1,302,292	(7,463,333)	(1,285,036)	—	—	—	25,000
Net loss	—	—	—	—	—	—	—	—	(900,350)	—	(900,350)
Balance, June 30, 2024	16,671	$17	89,745,352	$89,706	$9,563,059	3,716,623	$522,713	$(66,400)	$(8,796,446)	$—	$1,312,649

Balance, December 31, 2024	16,671	$17	108,159,556	$108,120	$12,165,669	1,954,250	$373,443	$(66,400)	$(13,129,093)	$45,985	$(502,259)
Shares issued for services	—	—	—	—	—	125,000	47,500	—	—	—	47,500
Shares issued for exercised warrants	—	—	1,991,930	2,011	26,976	—	—	—	—	—	28,987
Shares issued for interest	—	—	76,553	76	14,947	255,361	43,670	—	—	—	58,693
Shares issued for conversion of convertible notes payable	—	—	1,109,165	1,130	216,370	3,520,650	685,000	—	—	—	902,500
Net loss	—	—	—	—	—	—	—	—	(1,143,551)	(4,530)	(1,148,081)
Balance, March 31, 2025	16,671	$17	111,337,204	$111,337	$12,423,962	5,855,261	$1,149,613	$(66,400)	$(14,272,644)	$41,455	$(612,660)

Shares issued for cash	—	—	—	—	—	1,000,000	200,000	—	—	—	200,000
Shares issued for services	—	—	—	—	—	71,429	27,143	—	—	—	27,143
Shares issued for interest	—	—	367,385	368	51,200	(18,518)	(2,217)	—	—	—	49,351
Shares issued for conversion of convertible notes payable	—	—	4,432,318	4,432	675,561	(2,117,319)	(285,000)	—	—	—	394,993
Net loss	—	—	—	—	—	—	—	—	(970,732)	(12,559)	(983,291)
Balance, June 30, 2025	16,671	$17	116,136,907	$116,137	$13,150,723	4,790,853	$1,089,539	$(66,400)	$(15,243,376)	$28,896	$(924,464)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

 (Unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$(2,131,372)	$(2,020,521)
Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of derivatives	141,392	18,380
Change in fair value of contingent liability	(25,000)	—
Loss on issuance of derivatives	75,214	109,043
Gain on extinguishment of derivative liability	(362,572)	(264,539)
Stock compensation	74,643	559,153
Shares issued for exercised warrants	28,987	—
Amortization of debt discount	288,555	166,064
Depreciation and amortization expense	5,126	56,425
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(79,227)	104,121
Accounts payable	214,556	104,990
Accrued interest	99,841	99,614
Contingent liabilities	(100,000)	—
Net cash from operating activities from continuing operations	(1,769,857)	(1,067,270)

Cash flows from investing activities:
Purchase of property and equipment	(491,950)	(241,038)
Issuance of loan receivable	(30,000)	(90,000)
Net cash from investing activities from continuing operations	(521,950)	(331,038)

Cash flows from financing activities:
Repayment of convertible notes payable	(115,263)	(169,250)
Proceeds from convertible notes payable	2,378,000	1,318,000
Proceeds from notes payable	—	130,000
Shares issued for cash	200,000	50,000
Shares issued for interest	—	78,579
Repayment of notes payable	(110,061)	—
Net cash from financing activities from continuing operations	2,352,676	1,407,329

Net change in cash and cash equivalents from continuing operations	60,869	9,021

Cash flow from discontinued operations:
Net cash from operating activities from discontinued operations	12,134	36,589
Net cash from investing activities from discontinued operations	—	(186,893)
Net cash from financing activities from discontinued operations	—	—
Net change in cash and cash equivalents from discontinued operations	12,134	(150,304)

Cash and cash equivalents at beginning of year	59,411	239,417
Cash and cash equivalents at end of period	$132,414	$98,134

Cash paid during the period for:
Interest	$18,780	$41,982
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for conversion of convertible notes payable and accrued interest	$1,405,537	$1,140,153
Shares issued for settlement of contingent liability	195,000	—
Recognition of debt discount	268,215	—
Recognition of derivative liability on note issuance	275,215	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

In February 2025, CETI formed a wholly-owned Turkish subsidiary, Cyber International Ltd, with an office in Istanbul. In June 2025, CETI formed a wholly-owned UAE subsidiary, CETI International Environmental Solutions Inc, with an office in Dubai. There are no operations yet in these entities but they were formed to enable CETI to effectively manage its international contacts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited  consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited consolidated financial statements and related disclosures as of June 30, 2025, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In managements’ opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2024, and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 14, 2025. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of CETI and CETI Axenic, Inc (“Axenic”). Axenic is a majority owned subsidiary of CETI. All significant intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2025 and December 31, 2024.

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

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the unaudited Consolidated Statements of Operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the unaudited Consolidated Balance Sheets, including the comparative prior year period. The Company is in the process of spinning off its oil field operations known as the Alvey oil field (Alvey). Alvey’s cash flows are reflected as cash flows from discontinued operations within the Company’s unaudited Consolidated Statements of Cash Flows for each period presented.

Amounts presented in discontinued operations have been derived from the Company’s  unaudited consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Alvey. The discontinued operations exclude general corporate allocations.

Loan Receivable

CETI provided two Short-Term Capital Bridge Loans totaling $190,000 to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The notes are currently due and had been accruing simple interest at 6% per annum. DETLA is a significant partner in CETI’s overseas operations and the Company does not have any concern about the collectability of this note. During the first six months of 2025, loans of $30,000 were made to Texas Coastal Services payable in six months at simple interest rate of 9% per annum. This accounts for the $220,000 and $190,000 of notes receivable for June 30, 2025 and December 31, 2024, respectively.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the Accounting Standards Codification (“ASC” ) , the Company assesses the recoverability of the carrying value of its non-oil and gas long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

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

The Company reviews intangible assets for indicators of impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized if the carrying amount of the assets exceeds its recoverable amount. The recoverable amount is the higher of an asset's fair value less costs to sell and its value in use. Any impairment loss is recognized in the unaudited consolidated statements of operations. Upon impairment, the carrying amount of the intangible asset is reduced to its recoverable amount.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Accounting for Majority-Owned Subsidiary

The Company consolidates the financial statements of majority-owned subsidiaries in accordance with U.S. GAAP. A subsidiary is classified as majority-owned when the Company owns more than 50% of its voting shares, giving it control over the subsidiary's operations and financial policies.

In the unaudited consolidated financial statements, all intercompany transactions, balances, and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated. The financial position, results of operations, and cash flows of each majority-owned subsidiary are fully consolidated with the portion attributable to non-controlling interests presented as a separate line item in the equity section of the unaudited consolidated balance sheets and as a separate component of net income in the unaudited consolidated statements of operations. However, for the six month period ended June 30, 2024, no non-controlling interests are presented in the unaudited consolidated financial statements since there was no subsidiary in operation at that time.

Non-controlling interests represent the portion of equity in subsidiaries that is not attributable, directly or indirectly, to the Company.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three months and six months ended June 30, 2025 and 2024, the Company recorded $126,513 and $356,796 and $279,577 and $625,254 in stock-based compensation expense, respectively.

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

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked to market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited consolidated statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2025:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$441,273	$441,273
Total	$—	$—	$441,273	$441,273

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$387,238	$387,238
Total	$—	$—	$387,238	$387,238

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

	Six months ended June 30,
	2025	2024
Warrants	2,950,000	3,750,000
Stock options	1,000,000	1,000,000
Common stock to be issued	4,790,853	3,716,623
Convertible notes payable	40,154,230	22,944,477
Preferred stock	50,012,000	50,012,000
Total	98,907,083	81,423,100

Concentration of credit risks

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully secured by the Federal Deposit Insurance Corporation (“FDIC”). At times, cash balances may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions.

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

The Company had no prepaid advertising as of the three months ending June 30, 2025 and 2024, respectively. Advertising expense was $16,554 and $55,394 and $22,554 and $105,394 for the three and six months ending June 30, 2025 and 2024, respectively.

Recently issued accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the unaudited consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, enhancing segment expense transparency. The update requires public entities to disclose significant segment expenses regularly provided to the chief operating decision maker and extends certain annual segment disclosures to interim periods. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, with interim period application required starting after December 15, 2024, and early adoption permitted. The Company adopted this guidance as of January 1, 2024 and it is not expected to have a material impact but it is adopted in these financials.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company does not yet have sufficient revenue to cover its operating expenses, investment in equipment and other obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increased revenue and private placement loans or institutional investors. However, the Company is in the process of filing an S-1 to give it the ability to raise funds through sale of stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

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

In April 2025, the Company received notice of litigation regarding its potential purchase of a salt water disposal facility in 2024 that it decided not to pursue. The outcome of this litigation is undetermined at this time but the Company believes that its counterclaims will exceed whatever the plaintiff is asking for therefore no accrual has been made as of June 30, 2025.

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

In February 2022 and February 2023, CETI entered into agreements with two different investors offering them a stock guarantee on share price within a three-year period of time. The first investor’s shares in February 2022, came due in February 2025 and CETI entered into an agreement to pay cash and shares to satisfy that guarantee. For the second investor, the Company accrued a liability as of June 30, 2025 and December 31, 2024 for the difference between the share price on those dates and the guaranteed share price. The guarantees are presented as Contingent liabilities of $117,500 and $437,500 at June 30, 2025 and December 31, 2024, respectively. No provision was made in prior years.

On December 9, 2024, CETI entered into an agreement with a company to provide consulting services to obtain funding of at least $25 million or more to fund CETI’s projects in the Middle East. The compensation under this agreement was $65,000 plus 0.5% of any monies raised. As of August 14, 2025, no money has been raised but it is anticipated these monies will be raised prior to the end of the current fiscal year although no assurance can be given.

On December 21, 2024, CETI entered into a Financial Consulting Engagement Agreement (FCEA) to provide consulting services and identify potential sources of private and/or public financing of up to 50 million in British pound sterling. The retainer fee was $35,000 and the success fee is 5% of the total money raised, payable at 1% per year for five years. As of August 14, 2025, no money has been raised but it is anticipated these monies will be raised prior to the end of the current fiscal year although no assurance can be given.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	June 30, 2025	December 31, 2024	Useful Lives
Equipment	$1,418,160	$770,560	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Less accumulated depreciation	(5,126)	—	—
Property and equipment, net	$1,419,034	$776,560	—

There was $3,162 and $5,126 of depreciation expense recorded as of three and six months ending June 30, 2025. No depreciation expense was taken as of December 31, 2024.

NOTE 6 – INTANGIBLE ASSETS

in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 shares of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total Intangible assets net balance of $1,070,226 as of December 31, 2023. For the year ending December 31, 2024, there was a total amortization of intangible assets of $112,850 resulting in net tangible asset balance of $957,377 at December 31, 2024.  However, during 2024, KAM was declared insolvent. While intellectual property acquired by the Company still has value to CETI, it was decided to take the conservative approach and write off the rest of the value of $957,377 as of December 31, 2024. As such, there are no intangible assets recorded as of June 30, 2025 and December 31, 2024.

NOTE 7 – DEBT

	June 30, 2025	December 31, 2024
Notes payable	$78,000	$188,061
Note payable – related party	153,989	153,989
Convertible notes payable	3,667,451	2,262,263
Convertible notes payable – related party	22,000	22,000
	3,921,440	2,626,313
Debt discount	(270,452)	(327,056)
	3,650,988	2,299,257
Less current portion	1,288,058	1,171,636
Long term portion	$2,362,930	$1,127,621

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2025	$1,012,014
2026	1,123,926
2027	1,785,500
$3,921,440

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of December 31, 2024, the Company had repaid $106,500 leaving a balance of $343,500 which is included in the liabilities of discontinued operations. The remaining amount due was to be paid in installments. However, no further payments have been made as the parties are discussing the amount due the Company for operational expenses which exceed the amount the Company owes to the Estate of Danny Hyde, the creditor. No resolution has been determined as of June 30, 2025.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

In December 2023, the Company borrowed $100,000 from an individual with $78,000 and $100,000 outstanding as of June 30, 2025 and December 31, 2024, respectively. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.20 a share, when paid plus an additional $7,500 in cash. Accrued interest was $25,175 and $16,125 at June 30, 2025 and December 31, 2024, respectively.

In September 2023, a related party issued a loan to the Company for a total amount of $153,989. The net after discount was $151,752 and $145,712 at June 30, 2025 and December 31, 2024, respectively, with a discount of $2,237 and $8,277 at June 30, 2025 and December 31, 2024, respectively. The loan incurs interest at 12.5% and is due in September of 2025. Accrued interest was $0 and $5,687 at June 30, 2025 and December 31, 2024, respectively.

In March 2024, the Company had two loans payable to an individual. One loan was paid off in December 2024 and the other of $40,000 was still due at December 31, 2024 snd the principal was paid off in January 2025. Each loan accrued interest at $125 a day, and $27,000 and $6,500 of interest was paid as of June 30, 2025 and December 31, 2024, respectively.

In February 2025, an investor made a short-term loan to the Company for $200,000. The loan is non-interest bearing and due within four months. In the Second Quarter, the investor decided to convert the entire loan into stock.

At June 30, 2025 and December 31, 2024, the Company had drawn down $0 and $48,061, respectively, against a line of credit that provides a maximum borrowings of $55,000, and incurs interest at 5.99%.

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

During the year ended December 31, 2023, the Company raised a net of $3,971,500 in convertible notes payable. The terms were the same as the convertible notes payable issued in December 2022, with the exception of three notes, one for $69,250 incurred in January 2023 and paid off in July 2023, the second for $90,000 incurred in September 2023 and the third for $79,250 incurred in December 2023. Each of these three notes bears interest at 8% and the second and third note were payable at maturity of September 25, 2024 and December 29, 2024, respectively. The second note was convertible into common stock at issuer’s option beginning March 20, 2024 at a 35% discount off of the lowest price for the ten preceding trading days. On March 21, 2024, CETI paid $60,000 towards this loan and the remainder in April 2024. The third note had the same terms with the issuer’s option starting June 25, 2024 and was paid off in June 2024  .

During 2024, the Company raised a net of $2,582,650 in convertible notes payable. The terms were the same as the convertible notes payable issued in 2023 with the exception of eight notes – six for a total of $750,000 and two for a total of $173,650. For the notes totaling $750,000, $150,000 of these notes bear interest at 10% and were payable at maturity of September 2024. The notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 150,000 common shares were issued in April 2024 as additional loan incentive. For $300,000 of these notes, the interest rate was 9% with varying maturities in 2026 plus a total of 300,000 warrants priced at $0.80/share. The remaining $300,000 of these notes were at 10% interest with varying maturities in 2025 and 2026. For the notes totaling $173,650, these notes bear interest at 8% and are paid back in installments which began on October 30, 2024 and December 30, 2024, respectively. The first note was paid off in February 2025 and the second note had one payment remaining for $12,236 was paid off in April 2025. Both notes had an option beginning six months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days. The total convertible notes payable, net were $3,399,236 and $1,943,484 as of June 30, 2025 and December 31, 2024, respectively  .

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

During the first six months of 2025, the Company raised $2,378,000 in convertible notes payable. All but two of these notes bear interest at 8% per annum and are convertible into common stock at prices which vary between $0.15 and $0.50 a share within the next two years. For the two notes, one note is for $93,150 and the second is for $151,800. Both bear interest at 8% and are payable in installments beginning in July 2025 and November 2025, respectively. These notes have an option beginning six months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days.

All notes payable and convertible notes payable are unsecured.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible notes payable gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2025 and December 31, 2024 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	1,964,023	$441,273
Total	1,964,023	$441,273

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	2,791,924	$387,238
Total	2,791,924	$387,238

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Embedded derivatives	$61,318	$(42,896)	$(141,392)	$(18,380)
Loss on issuance of derivative	(57,538)	(109,043)	(75,214)	(109,043)
Gain on extinguishment of derivative liability	10,601	184,875	362,572	264,539
Total gain (loss)	$14,381	$32,936	$145,966	$137,116

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date October 10, 2024 Note	Inception Date January 3, 2025 Note	Inception Date June 10, 2025 Note	Period Ended June 30, 2025
Quoted market price on valuation date	$0.231	$0.240	$0.463	$0.330
Effective contractual conversion rates	$0.200	$0.1495	$0.267	$0.1983-0.2275
Contractual term to maturity	2 year	0.87 year	0.87 Years	0.79-1.28 Years
Market volatility:
Volatility	177.44-452.93%	116.47-291.91%	148.93-297.07%	157.88-298.97%
Risk-adjusted interest rate	9.00%	12.00%	12%	9-12%

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of June 30, 2025 and December 31, 2024.

	Period Ended June 30, 2025	Year Ended December 31, 2024
Balances at beginning of period	$387,238	$217,177
Issuances:
Embedded derivatives	275,213	595,722
Gain on extinguishment of derivative liability	(362,572)	(264,539)
Changes in fair value inputs and assumptions reflected in income	141,394	(161,122)
Balances at end of period	$441,273	$387,238

NOTE 9 – RELATED PARTY TRANSACTIONS

At June 30, 2025 and December 31, 2024, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001 and currently due at noteholder’s discretion.

At June 30, 2025 and December 31, 2024, the Company had accounts payable to various related parties for a total of $133,690 and $ 137,690, respectively.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first six months interest plus closing costs were paid at time of closing. The closing costs and interest are being amortized over a six month and twenty-four-month period of time, respectively. This resulted in expenses of $6,040 and $15,638 and a net balance of $151,752 (discount $2,237) and $145,712 (discount $8,277) at June 30, 2025 and December 31, 2024, respectively.

During periods ended June 30, 2025 and 2024, the Company paid various related parties for consulting services in the amounts of $229,900 and $106,250, respectively. For the periods ended June 30, 2025 and 2024, $0 and $15,000, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

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

During 2023, the Company changed the terms of this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of June 30, 2025 and December 31, 2024, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of June 30, 2025 and December 31, 2024, there is one share of Series B Convertible Stock issued an outstanding.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and had issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of June 30, 2025 and December 31, 2024, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of June 30, 2025 and December 31, 2024, there is 1 share of Special 2020 Series A Preferred issued and 1 outstanding.

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

The following table summarizes the accounting effects of the modification:

June 3, 2023 Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$37,647
Cost to be recognized after modification	$96,742
Recognition Period	24 months

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.50 Years

Equivalent volatility	32.88%
Interest rates	4.50%

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Stock option activity for the six  months ended June 30, 2025 and the year ended December 31, 2024 summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2023	1,000,000	$0.3600	2.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2024	1,000,000	0.3600	1.42
Options exercisable December 31, 2024	1,000,000	$0.3600	1.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding June 30, 2025	1,000,000	0.3600	0.93
Options exercisable June 30, 2025	1,000,000	$0.3600	0.93

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

During the year ended December 31, 2024, the Company issued an aggregate 1,200,000 warrants in connection with convertible notes. No warrants were issued in the first six months of 2025 but 2,000,000 warrants were exercised.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.231 - 0.3100
Effective contractual strike price	$0.0013 – 0.80
Market volatility	373% - 401%
Contractual term to maturity	2 years
Risk-adjusted interest rate	3.98% - 4.87%

Stock warrant activity for six months ended June 30, 2025 and the year ended December 31, 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.50
Issued	1,200,000	0.267	2.00
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding December 31, 2024	4,950,000	0.070	0.82
Warrants exercisable December 31, 2024	4,950,000	$0.070	0.82
Issued	—	—	—
Exercised	(2,000,000)	—	—
Expired	—	—	—
Warrants outstanding June 30, 2025	2,950,000	0.070	0.82
Warrants exercisable June 30, 2025	2,950,000	$0.070	0.82

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

NOTE 12 – DISCONTINUED OPERATIONS

CETI is planning to spin-off the Alvey oil field operations into a new entity called Texas Coastal Energy (TCE). The shareholders of CETI will get a pro rata stock distribution of TCE common shares. A new investor group will run the operation.

Accordingly, the Company has categorized Alvey as discontinued operations in the unaudited consolidated financial statements.

The operating results for discontinued operations have been presented in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 as discontinued operations and are summarized below:

	Three Months Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$10,477	$—	$10,477	$9,208
Total cost of revenue	(2,641)	—	(2,641)	(2,725)
Gross margin	7,836	—	7,836	6,483
Operating expenses	(125,156)	(18,295)	(206,430)	(36,589)
Loss from operations	(117,320)	(18,295)	(198,594)	(30,106)
Other income (expenses)	—	—	—	—
Loss before tax expense	(117,320)	(18,295)	(198,594)	(30,106)
Tax expense	—	—	—	—
Loss from operations of discontinued operations	$(117,320)	$(18,295)	$(198,594)	$(30,106)

The assets and liabilities of the discontinued operations at June 30, 2025 and December 31, 2024 are summarized below:

	June 30, 2025	December 31, 2024
Property and equipment, net(1)	$1,987,673	$2,019,415
Texas Railroad Commission bond(2)	62,537	62,537
Assets of discontinued operations, non-current	2,050,210	2,081,952
Total assets	$2,050,210	$2,081,952

Accounts payable	$35,892	$25,500
Accounts payable – related party	—	30,000
Notes payable, current maturities	343,500	343,500
Liabilities of discontinued operations, current	379,392	399,000
Estimated asset retirement obligation	97,463	97,463
Liabilities of discontinued operations, non-current	97,463	97,463
Total liabilities	$476,855	$496,463

(1) Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024	Useful Lives
Equipment	$739,480	$739,480	5 to 20 years
Vehicles	61,000	61,000	5 to 15 years
Well development costs	1,395,461	1,395,461	*
Less accumulated depreciation	(208,268)	(176,526)	—
Property and equipment, net	$1,987,673	$2,019,415	—

*	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of June 30, 2025, a minimal amount of oil has been produced and work is ongoing to determine how to get regular production from the field. In addition, as of December 31, 2024, it was determined the fair value of the Well Development cost exceeded their fair value and were written down by $1,395,980. The value for both June 30, 2025 and December 31, 2024 is $1,395,461.

Depreciation expense for the discontinued operations for three and six months periods ended June 30, 2025 and 2024 was $16,470 and $31,742 and $18,295 and $36,589, respectively.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $1,395,461 at June 30, 2025 and December 31, 2024. This amount is after a write down of $1,395,980 to estimated fair value as of December 31, 2024.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three and six months ended June 30, 2025 and 2024, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the six months ending June 30, 2025 and 2024, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At June 30, 2025 and December 31, 2024, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. During the six months ended June 30, 2025 and 2024, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the six months ended June 30, 2025 and 2024, there was no impairment to proved properties.

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

Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

Income taxes consist of the following components as of:

	June 30, 2025	June 30, 2024
Federal income tax benefit attributable to:
Current Operations	$483,491	$455,204
Less: Valuation allowance	(483,491)	(455,204)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended June 30, 2025 and December 31, 2024, due to the following:

	June 30, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$3,189,701	$2,706,210
Less: Valuation allowance	(3,189,701)	(2,706,210)
Net deferred tax asset	$—	$—

At June 30, 2025, the Company had net operating loss carry forwards of $15,189,053 which would result in a deferred tax asset of $3,189,701, with an effective tax rate of 21%, that may be offset against future taxable income from the year 2025 to 2040. No tax benefit has been reported in the June 2025 and 2024 unaudited consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued. The following are subsequent events that the Company considers may be material:

•	New money raised from investors since June 30, 2025 totaled $540,000 all as convertible debentures.

•	The Company is in the process of filing an S-1 Registration statement which, among other things, will give it the ability to raise money through the sale of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and are hereby referenced. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

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

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings Corp to Cyber Enviro-Tech, Inc.

DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our pilot project is an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. This oil field operation known as the Alvey oil field will be spun-off into a new entity in the third quarter of 2025. In addition, it is anticipated that the Company will soon be testing its water filtration process in meat packing plants in Nebraska and California as well as Turkey and Kuwait.

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

Our pilot project was an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, property located in Callahan County, Texas. This oil field operation known as the Alvey oil field is intended to be spun-off into a new entity in the near future and is shown as discontinued operations in the accompanying unaudited consolidated financial statements. In addition, the Company is continuing the development and testing of its water filtration machine in Texas as well as looking to place its oil and soil remediation systems in the Middle East and its water remediation systems in the meat packing industry and with municipalities.

Our focus for the current fiscal year will be on:

1)	Expanding our water and oil remediation operations in the Middle East and Texas

2)	Developing further tests with at least one meat packing client

3)	Spin off the Alvey Oil Field and turning management over to a third-party owner/operator.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of June 30, 2025 the Company is working with a company in the Middle East as well as with three other individuals who are focused operations domestically and in South America.

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

Research and Development

For the year ending December 31, 2024, CETI spent approximately $1.5 million in research and development of our oil/water filtration products and processes and approximately $667,000 in the first six months of 2025. In addition, from 2021 through December 31, 2024, approximately $3.4 million was invested in the Alvey Ranch Oil field to prove our new technologies in opening up the downhole fractures and removing contaminants from the reservoir for increased oil production. The former has been expensed and the latter capitalized. Currently the Alvey is being spun off into a separate company as the Company intends to focus its efforts on water and oil/soil remediation and therefore expenses for the Alvey during the first six months of 2025 were not capitalized and were to keep the field active.

Personnel

As of June 30, 2025, we have no employees but the Company does have 9 full-time and part-time consultants.

Results of Operations for the Three Months Ending June 30, 2025 and 2024:

	2025	2024	$	%
Operating Expenses:
Professional fees	$31,991	$25,729	$6,262	24.3%
General and administrative	266,911	147,938	118,973	80.4%
Consulting	427,479	457,346	(29,867)	-6.5%
Total operating expenses	726,381	631,013	95,368	15.1%

Loss from operations	(726,381)	(631,013)	(95,368)	15.1%

Other Income (Expense):
Change in fair value of derivative	61,318	(42,896)	104,214	242.9%
Loss on issuance of derivative	(57,538)	(109,043)	(51,505)	-47.2%
Gain on extinguishment of derivative liability	10,601	184,975	(174,374)	-94.3%
Interest expense	(168,001)	(259,626)	(91,625)	-35.3%
Amortization of intangible assets	—	(28,212)	(28,212)	-100.0%
Change in fair value of contingent liability	10,000	—	10,000	100.0%
Interest income	4,030	3,760	270	7.2%
Total Other Income (Expense)	(139,590)	(251,042)	(111,452)	-44.4%

Loss from continuing operations	(865,971)	(882,055)	(16,084)	-1.8%

Discontinued operations:
Loss from operations of discontinued operations	(117,320)	(18,295)	99,025	541.3%
Net loss	(983,291)	(900,350)	(82,941)	9.2%
Less net loss attributable to noncontrolling interest	(12,559)	—	12,559	100%
Net loss attributable to common stockholders	$(970,732)	$(900,350)	$(70,382)	7.8%

Professional fees. These fees are largely made up of audit and audit-related fees, $31,790 and $19,479 during the three months ending June 30, 2025 and 2024, respectively.

General and administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 were up by 80% versus 2024 largely due to an increase in office expenses ($81,887) and travel expenses ($49,047) mostly related to the cost of making arrangements to raise money via Green Bond financing overseas plus increase in public relations ($10,393) reduced by decrease in advertising and promotion expense ($44,000).

Consulting fees. Decreased by 6.5% due to lower stock compensation in 2025 vs 2024 of $144,511 and $189,577, respectively due to more consultants receiving stock compensation in 2024.

Other income (expense). Much of this is relates to the derivatives for loans taken from one lender. For the derivative related accounts, these are driven by loans whereas the lender has a conversion component if the loan is not paid off. Historically the Company has always repaid the debt instead of allowing a conversion. Nonetheless, for accounting purposes, we need to account for the potential conversion. In the second quarter of 2025, one loan was paid off vs two loans paid off in second quarter 2024 which accounts for the $174,374 decrease in gain on extinguishment of derivative liability. For the decrease on the loss on issuance of derivative, one new loan was initiated in the second quarter 2025 vs two new loans in the second quarter 2024 which accounts for this difference.

For the other accounts, amortization of intangible assets decreased 100% since the underlying asset was fully written off at the end of 2024 and, therefore, no amortization was taken in 2025. Interest expense is down 35% due to three loans to individuals that existed in second quarter of 2024 but were mostly paid off by the second quarter 2025 plus this account also includes amortization of debt discount. As noted in the preceding paragraph on derivatives, two loans were paid off in the second quarter of 2024 vs one loan in the second quarter 2025 which resulted in less amortization expense of over $31,000 between the two quarters. The 7.2% increase in interest income was due to an increase in the underlying receivable due to CETI.

Loss from continuing operations. The above changes resulted in net loss of $865,971 in the second quarter 2025 compared to a net loss of $882,055 in 2024. Decreases in operating expenses of $95,368 were offset by the increase in other expenses of $111,452.

Discontinued operations: The Company is in the process of spinning off the Alvey oil field in third quarter 2025, and this represents the non-capitalized expenses related to the Alvey. The increase in expenses in 2025 vs 2024 is due to the fact that beginning in 2025, the expenses related to the Alvey Oil Field were not capitalized but expensed.

Results of Operations for the Six Months Ending June 30, 2025 and 2024

	2025	2024	$	%
Operating Expenses:
Professional Fees	$183,111	$74,132	$108,979	147.0%
General and administrative	485,559	548,707	(63,148)	-11.5%
Consulting	942,668	1,032,173	(89,505)	-8.7%
Total operating expenses	1,611,338	1,655,012	(43,674)	-2.6%

Operating loss from continuing operations	(1,611,338)	(1,655,012)	(43,674)	-2.6%

Other Income (Expense):
Change in fair value of derivative	(141,392)	(18,380)	123,012	669.3%
Loss on issuance of derivative	(75,214)	(109,043)	(33,829)	-31.0%
Gain on extinguishment of derivative liability	362,572	264,539	98,033	37.1%
Interest expense	(499,724)	(420,778)	78,946	18.8%
Amortization of intangible assets	—	(56,425)	(56,425)	-100.0%
Change in fair value of contingent liability	25,000	—	25,000	100.0%
Interest income	7,318	4,684	2,634	36.2%
Total Other Income (Expense)	(321,440)	(335,403)	(13,963)	-4.2%

Loss from continuing operations	(1,932,778)	(1,990,415)	(57,637)	-2.9%

Discontinued operations:
Loss from operations of discontinued operations	(198,594)	(30,106)	168,488	559.6%
Net Income (Loss)	(2,131,372)	(2,020,521)	110,851	5.5%
Less net loss attributable to noncontrolling interest	(17,089)	—	17,089	100%
Net loss attributable to common stockholders	$(2,114,283)	$(2,020,521)	$93,762	4.6%

Professional fees. The 147% increase in professional fees is largely due to an increase in legal fees related to preparation to file an S-1 registration statement as well as the lawsuit from the Company’s withdrawal of a project of a salt water disposal facility in Oklahoma. In addition, audit and audit related fees increased around $15,000 year over year.

General and administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 were down by 11.5% vs 2024 largely due to a decrease in advertising and promotion ($82,841) and water samples testing ($150,000) offsetting increases in expenses due to expansion of overseas operations (rent expense $44,907, travel expense $90,202).

Consulting fees. A significant portion of consulting fees are from non-cash, stock-based compensation, $356,796 and $559,153 for the first six months of 2025 and 2024, respectively. The decrease in these non-cash expenses of $202,537 was partially offset by an increase in consulting fees related to increased marketing expenses and expenses related to the potential funding of the overseas Green Bond.

Other income (expense). Much of this is relates to the derivatives for loans taken from one lender. For the derivative related accounts, these are driven by loans the lender that have a conversion component if the loan is not paid off. Historically the Company has always repaid the debt instead of allowing a conversion. Nonetheless, for accounting purposes, we need account for the potential conversion. For the six months ended June 30, 2025, one loan was paid off vs two loans paid off for the six months ended June 30, 2024 which should have resulted in an overall decrease. However, there was one convertible debenture from an investor which had a derivative component and that investor converted to stock in March 2025. This alone resulted in a $217,230 increase in gain on extinguishment of derivative liability.

For the other accounts, amortization of intangible assets is 100% decreased since the underlying asset was fully written off at the end of 2024 and, therefore, no amortization was taken in 2025. Interest expense was up due largely to the one investor who had a convertible note with a derivative component that was converted in March 2025. This alone resulted in a $147,617 increase in interest expense. This increase was partially offset by increase on loans to three loans to individuals that existed for the six months ended June 30, 2024 but were mostly paid off during the six months ended June 30, 2025. The 56.2% increase in interest income was due to an increase in the underlying receivable due to CETI.

Loss from continuing operations. The above changes resulted in relatively close losses of $1,932,778 and $1,990,415 for the six months ended June 30, 2025 and 2024, respectively.

Discontinued operations: The Company is in the process of spinning off the Alvey oil field during the six months ended June 30, 2025, and this represents the non-capitalized expenses related to the Alvey. The increase in expenses in 2025 vs 2024 is due to the fact that beginning in 2025, the expenses related to the Alvey Oil Field were not capitalized but expensed.

Liquidity and Capital Resources

As of June 30, 2025, the Company had total assets of $4,472,803 including current assets of $889,409 as well as $2,050,210 from the discontinued operations of the Alvey oil field.  We also have current liabilities of $2,495,601 which consist of accounts payable of $457,288 and short-term convertible notes payable of $1,036,306, net of discount of $158,645, notes payable of $151,752, net of discount of $2,237 and $379,392 from the discontinued operations of the Alvey oil field which is mostly the payable due on the Alvey Oil Field leasehold improvements. We also have $2,901,666 of long-term liabilities which is largely due to convertible notes payable of $2,362,930, net of discount of $109,570 and a derivative liability of $441,273.  We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies. To help fund operations, the Company is in the process of filing an S-1 to give it the ability to raise funds through sale of stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. As explained in Note 3, the Company does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

S-1 Registration Statements Effective January 2023 and December 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of August 14, 2025, none of the 10 million shares of common stock have been sold.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2025.

Based on this evaluation, these officers concluded that, as of December 31, 2024 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions. As of June 30, 2025, some progress has been made in implementing enhanced controls and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim unaudited consolidated financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2025, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Item 1A. Risk Factors.

As a “Smaller Reporting Company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
3/24/2023	New	300,000	Common	0.420	Joe Isaac, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Liability Paid	Restricted
10/18/2023	New	600,000	Common	0.10	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.10	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.10	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.10	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.10	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted
11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.10	McKellar R Trust, Winston McKellar, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.10	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.10	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.10	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.10	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	256,360	Common	0.10	Dwayne Hay	Debt conv	Restricted
2/2/2024	New	1,011,620	Common	0.10	DePrima Donnelly Family Trust, Anthon DePrima, trustee	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing

2/2/2024	New	335,850	Common	0.10	Carl R. Vertuca	Debt conv	Restricted
2/2/2024	New	335,780	Common	0.10	Bryan Vertuca	Debt conv	Restricted
2/28/2024	New	252,030	Common	0.10	Jeffrey Kelley	Debt conv	Restricted
2/28/2024	New	302,370	Common	0.10	Leibowitz Living Trust, Alan Leibowitz, trustee	Debt conv	Restricted
2/28/2024	New	336,790	Common	0.10	Dominic Mancini	Debt conv	Restricted
2/28/2024	New	253,680	Common	0.10	David Townley Paton	Debt conv	Restricted
2/28/2024	New	253,240	Common	0.10	Michael Volpe/ Liliane Stachishin-Moura, JTTN	Debt conv	Restricted
3/12/2024	New	505,820	Common	0.10	Paul Stander, SEP-IRA	Debt conv	Restricted
3/12/2024	New	202,020	Common	0.10	Nicole M. Hobbs	Debt conv	Restricted
3/12/2024	New	252,140	Common	0.10	James S Benedict	Debt conv	Restricted
3/12/2024	New	252,090	Common	0.10	Cameron Turner	Debt conv	Restricted
3/12/2024	New	100,710	Common	0.10	Jill B. Mossman	Debt conv	Restricted
4/2/2024	New	256,310	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/2/2024	New	252,310	Common	0.10	JJJ Enterprises, Jeff J. Jorgenson	Debt conv	Restricted
4/2/2024	New	251,700	Common	0.10	Michael B. Schuster	Debt conv	Restricted
4/2/2024	New	126,565	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
4/2/2024	New	252,030	Common	0.10	McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
4/15/2024	New	756,250	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
4/15/2024	New	500,760	Common	0.10	Dwayne Hay	Debt conv	Restricted
4/15/2024	New	34,000	Common	0.35	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
4/15/2024	New	66,000	Common	0.35	Neil Superfon	Debt conv	Restricted
4/15/2024	New	201,360	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
5/9/2024	New	252,910	Common	0.10	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
5/9/2024	New	200,970	Common	0.10	Kaan Brian Gokay	Debt conv	Restricted
5/9/2024	New	253,015	Common	0.20	William and Jennifer Vincent	Debt conv	Restricted
5/9/2024	New	303,555	Common	0.20	TWCI Consulting LLC, Christopher Ingram	Debt conv	Restricted
5/9/2024	New	25,255	Common	0.20	Michael Hay	Debt conv	Restricted
5/9/2024	New	50,505	Common	0.20	Jaye Gene Todd Collier	Debt conv	Restricted
5/22/2024	New	77,285	Common	0.20	Paul Leonard	Debt conv	Restricted
5/22/2024	New	128,645	Common	0.20	David Haley	Debt conv	Restricted
5/22/2024	New	128,535	Common	0.20	Staunton Family 2007 Trust, Richard Staunton, trustee	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
5/22/2024	New	1,285,070	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	Dallas Dukes	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.20	T Jordan Dukes	Debt conv	Restricted
6/11/2024	New	513,155	Common	0.20	Michael and Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
							Restricted
6/11/2024	New	127,580	Common	0.20	Jessica Patterson	Debt conv	Restricted
6/11/2024	New	127,140	Common	0.20	F. Stanton Sipes	Debt conv	Restricted
6/11/2024	New	260,305	Common	0.20	Peter Mitrev	Debt conv	Restricted
6/11/2024	New	184,620	Common	0.20	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
6/11/2024	New	25,785	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	525,320	Common	0.20	Neil Superfon	Debt conv	Restricted
6/20/2024	New	127,905	Common	0.20	Michele Blackman	Debt conv	Restricted
6/20/2024	New	127,330	Common	0.20	Harborside Group Trust, Jim Mead	Debt conv	Restricted
6/20/2024	New	128,730	Common	0.20	Chase Donaldson	Debt conv	Restricted
6/20/2024	New	12,870	Common	0.20	David Paton	Debt conv	Restricted
6/20/2024	New	294,200	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	170,910	Common	0.15	Mark Mitrev	Debt conv	Restricted
7/10/2024	New	407,980	Common	0.25	Neil Superfon	Debt conv	Restricted
7/10/2024	New	252,910	Common	0.10	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	388,975	Common	0.20	Suncoast Financial Mortgage Profit Sharing Plan, David Malcolm, trustee	Debt conv	Restricted
7/10/2024	New	126,700	Common	0.20	Staunton Family Investment Partnership, Richard Staunton, trustee	Debt conv	Restricted
7/10/2024	New	127,000	Common	0.20	Gardner Investment Trust, Roy A Gardner, trustee	Debt conv	Restricted
7/15/2024	New	170	Common	0.10	Timothy and Kim Dukes	Debt conv	Restricted
7/15/2024	New	25	Common	0.20	Business Marketing Group, Brian Foster	Debt conv	Restricted
7/15/2024	New	60	Common	0.10	The McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
7/15/2024	New	45	Common	0.20	Thomas Randall Powell	Debt conv	Restricted
8/1/2024	New	500,000	Common	0.20	Michael and Judith Mendoza Revocable Living Trust, dated 8 March 2004, Michael Mendoza, trustee	Cash	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
8/1/2024	New	334,000	Common	0.15	Jason Black	Cash	Restricted
8/1/2024	New	281,352	Common	0.10	Julie Kutilek	Debt conv	Restricted
8/1/2024	New	2,992,822	Common	0.10	Joseph Kutilek	Debt conv	Restricted
8/1/2024	New	110,669	Common	0.10	Tara Rahr	Debt conv	Restricted
8/1/2024	New	1,603,902	Common	0.10	Charles Merkel	Debt conv	Restricted
8/20/2024	New	1,655,192	Common	0.10	Scott Jasper	Debt conv	Restricted
8/20/2024	New	1,635,472	Common	0.10	Joel Gale	Debt conv	Restricted
8/20/2024	New	2,192,290	Common	0.10	Larry Grillo	Debt conv	Restricted
8/20/2024	New	26,742	Common	0.20	Kelsey Mallory	Debt conv	Restricted
10/7/2024	New	203,990	Common	0.20	JJJ Enterprises, Jeff J Jorgenson	Debt conv	Restricted
10/7/2024	New	697,064	Common	0.20	Chris Cappuccilli	Debt conv	Restricted
10/15/2024	New	317,950	Common	0.20	Alla Abato	Debt conv	Restricted
2/25/2025	New	168,860	Common	0.15	Mark Mitrev	Debt conv	Restricted
2/25/2025	New	84,804	Common	0.25	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
2/25/2025	New	1,991,931	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
3/20/2025	New	113,317	Common	0.10	Craig Cox	Debt conv	Restricted
3/20/2025	New	63,295	Common	0.20	Dan’l Mitchell	Debt conv	Restricted
3/20/2025	New	136,450	Common	0.20	Dr. Sea Sport, Steve Mikulak	Debt conv	Restricted
3/20/2025	New	218,276	Common	0.25	Nick Frost	Debt conv	Restricted
3/20/2025	New	269,830	Common	0.20	Jim Wade	Debt conv	Restricted
3/20/2025	New	130,885	Common	0.20	Robert Romanchek	Debt conv	Restricted
4/1/2025	New	127,050	Common	0.	Cynthia Gosnell	Debt conv	Restricted
4/1/2025	New	27,905	Common	0.20	Kimberly Dukes	Debt conv	Restricted
4/1/2025	New	109,488	Common	0.25	Greg Paloolian	Debt conv	Restricted
4/1/2025	New	173,713	Common	0.15	Justin Tripp	Debt conv	Restricted
4/1/2025	New	449,109	Common	0.25	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	1,202,716	Common	0.1285	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	34,693	Common	0.15	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
5/20/2025	New	50,537	Common	0.20	Jill Mossman	Debt conv	Restricted
5/20/2025	New	561,044	Common	0.10	Fredric Colman	Debt conv	Restricted
5/20/2025	New	1,153,696	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
5/20/2025	New	138,206	Common	0.20	Tahoe Sunrise LLC, Mark Schimpf	Debt conv	Restricted
5/20/2025	New	138,016	Common	0.20	Tahoe Shores LLC, Mark Schimpf	Debt conv	Restricted
5/20/2025	New	256,248	Common	0.20	NW Realty Advisors 401K Plan, Michael Dunn	Debt conv	Restricted
5/30/2025	New	135,546	Common	0.20	JPM Property Holdings, James MacPherson	Debt conv	Restricted
5/30/2025	New	241,736	Common	0.25	Justin Tripp	Debt conv	Restricted

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

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended June 30, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Chief Financial Officer	August 14, 2025 August 14, 2025

