Form 10-Q
period 2025-09-30
Cyber Enviro-Tech, Inc.
filed 2025-11-13
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At November 13, 2025 there were 127,757,823 shares of the registrant’s Common Stock issued and outstanding.

PART I—FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements.

CYBER ENVIRO-TECH, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$137,997	$59,411
Loan receivable	215,000	190,000
Prepaid expenses and other current assets	534,935	457,768
Total current assets	887,932	707,179

Property and equipment, net	1,409,622	776,560
Long term deposit	114,150	—
Assets of discontinued operations, non-current	2,034,937	2,081,952
Total Assets	$4,446,641	$3,565,691

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$133,453	$105,042
Accounts payable - related parties	155,958	137,690
Accrued interest	291,675	204,760
Note payable, current maturities	116,233	188,061
Note payable, related party, net of discount of nil at September 30, 2025 and $8,277 at December 31, 2024	153,989	145,712
Convertible notes payable, net of discount of $143,967 at September 30, 2025 and $24,400 at December 31, 2024	1,677,173	815,863
Convertible notes payable – related parties	22,000	22,000
Contingent liabilities	160,750	437,500
Liabilities of discontinued operations, current	379,392	369,000
Liabilities of discontinued operations, current – related parties	—	30,000
Total current liabilities	3,090,623	2,455,628
Note payable, less current maturities

Convertible notes payable, net of discount of $112,397 at September 30, 2025 and $318,779 at December 31, 2024	1,798,349	1,127,621
Derivative liability	459,769	387,238
Liabilities of discontinued operations, non-current	97,463	97,463
Total Liabilities	5,446,204	4,067,950

Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1	—	—
share authorized; 1 share issued and 0 outstanding
Common Stock, par value $0.001, 350,000,000 shares authorized; 127,757,823 and 108,159,556 shares issued and outstanding, for the period ended September 30, 2025 and December 31, 2024, respectively	127,772	108,120
Additional paid-in capital	14,305,138	12,165,669
Common stock to be issued	646,508	373,443
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(16,026,930)	(13,129,093)
Controlling interest	(1,013,895)	(548,244)
Non-controlling interest	14,332	45,985
Total Stockholders’ Equity (Deficit)	(999,563)	(502,259)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,446,641	$3,565,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

	Three Months Ending		Nine Months Ending
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue:
Gross Sales	$—	$10,666	$—	$10,666
Cost of Sales	—	5,265	—	5,265
Gross Margin	—	5,401	—	5,401

Operating Expenses:
Professional fees	111,303	17,500	294,414	91,632
General and administrative	164,849	236,236	650,408	784,943
Consulting	247,600	419,736	1,190,268	1,301,909
Total operating expenses	523,752	673,472	2,135,090	2,178,484

Operating loss from continuing operations	(523,752)	(668,071)	(2,135,090)	(2,173,083)

Other Income (Expense):
Change in fair value of derivatives	327,468	38,747	186,076	20,367
Change in fair value of contingent liabilities	(43,250)	—	(18,250)	—
Loss on issuance of derivative	(553,894)	—	(629,108)	(109,043)
Gain on extinguishment of derivative liability	682,930	—	1,045,502	264,539
Amortization of intangible assets	—	(28,213)	—	(84,638)
Interest income	4,309	2,912	11,627	7,596
Interest expense	(621,666)	(166,984)	(1,121,390)	(587,762)
Total other expense, net	(204,103)	(153,538)	(525,543)	(488,941)

Provision for income taxes	—	—	—	—

Loss from continuing operations	(727,855)	(821,609)	(2,660,633)	(2,662,024)

Discontinued Operations:
Loss from operations of discontinued operations	(70,263)	(10,280)	(268,857)	(40,386)
Total Loss from Operations of Discontinued Operations	(70,263)	(10,280)	(268,857)	(40,386)

Net Loss	$(798,118)	$(831,889)	$(2,929,490)	$(2,702,410)

Net loss attributable:
Loss attributable to noncontrolling interest	(14,564)	(3,645)	(31,653)	(3,645)
Net loss attributable to common stockholders	(783,554)	(828,244)	(2,897,837)	(2,698,765)
Net Income (Loss)	(798,118)	(831,889)	(2,929,490)	(2,702,410)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding, basic and diluted	118,448,585	98,460,609	115,064,908	86,811,853

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO—TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(Unaudited)

	Preferred		Common Stock			Common Stock to be Issued			Accumulated	Non-Controlling
Description	Shares	Amt	Shares	Amt	APIC	Shares	Amt	Treasury	Deficit	Interest	Total
Balance, June 30, 2024	16,671	$17	89,745,352	$89,706	$9,563,059	3,716,623	$522,713	$(66,400)	$(8,646,445)	$—	$1,462,650

Shares issued from prior periods	—	—	16,445,200	16,445	1,897,706	(16,445,200)	(1,914,151)	—	—	—	—
Shares issued for cash	—	—	500,000	500	99,500			—	—	—	100,000
Shares issued for services	—	—	250,000	250	77,250	(125,000)	(30,000)	—	—	—	47,500
Shares issued for interest	—	—	—	—	—	358,796	143,008	—	—	—	143,008
Shares issued for conversion of notes payable	—	—	—	—	—	16,115,303	1,695,000	—	—	—	1,695,000
Net loss	—	—	—	—	—	—	—	—	(828,244)	(3,645)	(831,889)
Noncontrolling interest contribution	—	—	—	—	120,000	—	—	—	—	—	120,000
Balance, September 30, 2024	16,671	$17	106,940,552	$106,901	$11,757,515	3,620,522	$416,570	$(66,400)	$(9,474,689)	$(3,645)	$2,736,269

Balance, January 1, 2024	16,671	$17	77,467,573	$77,468	$7,801,868	8,173,019	$933,489	$(66,400)	$(6,775,924)	—	1,970,518

Shares issued from prior periods	—	—	24,075,200	24,189	3,199,998	(24,075,200)	(3,224,187)	—	—	—	—
Shares issued for cash	—	—	500,000	500	99,500	333,334	50,000	—	—	—	150,000
Shares issued for services	—	—	250,000	250	77,250	250,000	142,500	—	—	—	220,000
Shares issued for interest	—	—	253,639	100	23,879	534,039	208,182	—	—	—	232,161
Shares issued for conversion of notes payable	—	—	—	—	—	16,281,970	1,720,000	—	—	—	1,720,000
Shares issued for conversion of convertible notes payable	—	—	4,394,140	4,394	435,020	2,123,360	586,586	—	—	—	1,026,000
Net loss	—	—	—	—	—	—	—	—	(2,698,765)	(3,645)	(2,702,410)
Noncontrolling interest contribution	—	—	—	—	120,000	—	—	—	—	—	120,000
Balance, September 30, 2024	16,671	$17	106,940,552	$106,901	$11,757,515	3,620,522	$416,570	$(66,400)	$(9,474,689)	$(3,645)	$2,736,269

Balance, June 30, 2025	16,671	$17	116,136,907	$116,137	$13,150,723	4,790,853	$1,089,539	$(66,400)	$(15,243,376)	$28,896	$(924,464)
Shares issued for cash	—	—	900,000	900	179,100	(900,000)	(180,000)	—	—	—	—
Shares issued for services	—	—	179,938	180	35,808	162,500	31,456	—	—	—	67,444
Warrants issued for services	—	—	2,736,585	2,750	(2,750)	—	—	—	—	—	—
Warrants issued for convertible notes payable	—	—	—	—	—	—	—	—	—	—	—
Shares issued for interest	—	—	399,868	401	49,661	59,119	5,513	—	—	—	55,575
Shares issued for conversion of notes payable	—	—	1,000,000	1,000	199,000	(1,000,000)	(200,000)	—	—	—	—
Shares issued for conversion of convertible notes payable	—	—	6,404,525	6,404	693,596	(400,000)	(100,000)	—	—	—	600,000
Net loss	—	—	—	—	—	—	—	—	(783,554)	(14,564)	(798,118)
Ending Balance September 30, 2025	16,671	$17	127,757,823	$127,772	$14,305,138	$2,712,472	$646,508	$(66,400)	$(16,026,930)	$14,332	$(999,563)

Balance, January 1, 2025	16,671	$17	108,159,556	$108,120	$12,165,669	$1,954,250	$373,443	$(66,400)	$(13,129,093)	$45,985	$(502,259)
Shares issued for cash	—	—	900,000	900	179,100	100,000	20,000	—	—	—	200,000
Shares issued for services	—	—	179,938	180	35,808	358,929	106,099	—	—	—	142,087
Warrants issued for services	—	—	4,728,515	4,761	24,226	—	—	—	—	—	28,987
Warrants issued for convertible notes payable	—	—	—	—	—	—	—	—	—	—	—
Shares issued for interest	—	—	843,806	845	115,808	295,962	46,966	—	—	—	163,619
Shares issued for conversion of notes payable	—	—	1,000,000	1,000	199,000	(1,000,000)	(200,000)	—	—	—	—
Shares issued for conversion of convertible notes payable	—	—	11,946,008	11,966	1,585,527	1,003,331	300,000	—	—	—	1,897,493
Net loss	—	—	—	—	—	—	—	—	(2,897,837)	(31,653)	(2,929,490)
Balance, September 30, 2025	16,671	$17	127,757,823	$127,772	$14,305,138	2,712,472	$646,508	$(66,400)	$(16,026,930)	$14,332	$(999,563)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

 (Unaudited)

	For the Nine Months Ending
	September 30,	September 30,
Cash Flows from Operating Activities
Net loss	$(2,929,490)	$(2,702,410)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	8,288	84,638
Change in fair value of derivatives	(186,076)	(20,367)
Change in fair value of contingent liability	18,250	—
Loss on issuance of derivative	629,108	109,043
Gain on extinguishment of derivative liability	(1,045,502)	(264,539)
Stock compensation	142,087	608,198
Warrants issued for services	28,987	—
Amortization of debt discount	789,941	217,982
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(65,556)	148,800
Contingent liability	(100,000)	—
Inventory	—	(89,125)
Interest receivable	(11,611)	(7,588)
Accounts receivable	—	(10,666)
Accounts payable	46,678	35,804
Accrued interest	70,529	50,108
Net cash from operating activities	(2,604,367)	(1,840,122)

Cash Flows from Investing Activities
Purchase or capitalization of property and equipment	(755,500)	(251,409)
Cash issued for notes receivable	(25,000)	(90,000)
Cash received from non-controlling interest contribution	—	120,000
Net cash from financing activities	(780,500)	(221,409)

Cash Flows from Financing Activities
Shares issued for cash	200,000	150,000
Shares issued for interest	—	209,434
Proceeds from notes payable	450,233	172,500
Proceeds from convertible notes payable	3,093,000	1,810,000
Repayment of convertible notes payable	(185,126)	(170,502)
Repayment of note payable	(122,061)	(95,000)
Net cash from financing activities	3,436,046	2,076,432

Net change in cash and cash equivalents from continuing operations	51,179	14,901

Cash Flows from Discontinued Operations
Net change in operating activities from discontinued operations	27,407	54,930
Net change in investing activities from discontinued operations	—	(220,220)
Net change in financing activities from discontinued operations	—	30,000
Net change in cash and cash equivalents from discontinued operations	27,407	(135,290)

Net change in cash and cash equivalents	78,586	(120,389)
Cash at beginning of period	59,411	239,417
Cash at end of period	$137,997	$119,028

Supplemental Cash Flow Information
Cash paid for interest	$14,323	$43,134
Cash paid for tax	$—	$—

Non-cash investing and financing activities:
Shares issued or to be issued for conversion of convertible notes payable and accrued interest	$2,061,112	$2,954,182
Shares issued for contingent liability	$(195,000)	$—
Derivative liability	$675,000	$—
Debt discount on convertible notes payable	$(1,038,615)	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The unaudited consolidated financial statements and related disclosures as of September 30, 2025, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In managements’ opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2024, and 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 14, 2025. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year ended December 31, 2025.

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Cash equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2025 and December 31, 2024.

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. These costs are depreciated starting when the asset is put into service and is depreciated on a straight-line basis over its estimated useful life. Maintenance and repair costs are expensed when incurred. When property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts.

Discontinued Operations

A component of an entity that is disposed of by sale or abandonment is reported as discontinued operations if the transaction represents a strategic shift that will have a major effect on an entity's operations and financial results. The results of discontinued operations are aggregated and presented separately in the unaudited consolidated statements of operations. Assets and liabilities of the discontinued operations are aggregated and reported separately as assets and liabilities of discontinued operations in the unaudited consolidated balance sheets, including the comparative prior year period. The Company is in the process of spinning off its oil field operations known as the Alvey oil field (“Alvey”). Alvey’s cash flows are reflected as cash flows from discontinued operations within the Company’s unaudited consolidated statements of cash flows for each period presented.

Amounts presented in discontinued operations have been derived from the Company’s  unaudited consolidated financial statements and accounting records using the historical basis of assets, liabilities, and historical results of Alvey. The discontinued operations exclude general corporate allocations.

Loan Receivable

CETI provided two Short-Term Capital Bridge Loans totaling $190,000 to the Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The notes are currently due and had been accruing simple interest at 6% per annum. The Company evaluates loans for possible credit losses based on a loss-rate method considering historical trends in credit quality of the borrower, probability of default and forward-looking forecasts. DELTA is a significant partner in CETI’s overseas operations, and the Company does not have any concern about the collectability of this note. During the first nine months of 2025, loans of $25,000 were made to Texas Coastal Services payable in nine months at simple interest rate of 9% per annum. Total loans receivable of $215,000 and $190,000 plus accrued interest of $19,856 and $11,329 were outstanding at September 30, 2025 and December 31, 2024, respectively.

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three and nine months ended September 30, 2025 and 2024, the Company recorded approximately $65,000 and $448,000 and $187,000 and $371,000 in stock-based compensation expense, respectively.

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

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked to market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2025:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$459,769	$459,769
Total	$—	$—	$459,769	$459,769

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$387,238	$387,238
Total	$—	$—	$387,238	$387,238

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

	Three Months Ended September 30,
	2025	2024
Warrants	400,000	3,750,000
Stock options	100,000	1,000,000
Common stock to be issued	2,549,372	3,620,522
Convertible notes payable	6,404,525	—
Preferred stock	50,012,000	50,012,000
Total	59,465,897	58,382,522

	Nine Months Ended September 30,
	2025	2024
Warrants	400,000	3,750,000
Stock options	1,000,000	1,000,000
Common stock to be issued	2,712,472	3,620,522
Convertible notes payable	11,946,008	4,394,140
Preferred stock	50,012,000	50,012,000
Total	66,070,480	62,776,662

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

The Company had no prepaid advertising as of the three months ending September 30, 2025 and 2024, respectively. Advertising expense was nil and approximately $23,000 and $23,000 and $105,000 for the three and nine months ending September 30, 2025 and 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The update requires public entities to implement the new income tax disclosure standard, which becomes effective for December 31, 2025 financial statements. The Company does not believe this accounting pronouncement will have been a material impact on its financial position or results of operations.
9

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

In April 2025, the Company received notice of litigation regarding its potential purchase of a salt water disposal facility in 2024 that it decided not to pursue. The outcome of this litigation is undetermined at this time but the Company believes that its counterclaims will exceed whatever the plaintiff is asking for therefore no accrual has been made as of September 30, 2025.

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

In February 2022 and February 2023, CETI entered into agreements with two different investors offering them a stock guarantee on share price within a three-year period of time. The first investor’s shares in February 2022, came due in February 2025 and CETI entered into an agreement to pay cash and shares to satisfy that guarantee. For the second investor, the Company accrued a liability as of September 30, 2025 and December 31, 2024 for the difference between the share price on those dates and the guaranteed share price. The guarantees are presented as Contingent liabilities of approximately $161,000 and $438,000 at September 30, 2025 and December 31, 2024, respectively.

On December 9, 2024, CETI entered into an agreement with a company to provide consulting services to obtain funding of at least $25 million or more to fund CETI’s projects in the Middle East. The compensation under this agreement was $65,000 plus 0.5% of any monies raised. As of November 13, 2025, no money has been raised but it is anticipated these monies will be raised prior to the end of the current fiscal year although no assurance can be given.

On December 21, 2024, CETI entered into a Financial Consulting Engagement Agreement (FCEA) to provide consulting services and identify potential sources of private and/or public financing of up to 50 million in British pound sterling. The retainer fee was $35,000 and the success fee is 5% of the total money raised, payable at 1% per year for five years. As of November 13, 2025, no money has been raised but it is anticipated these monies will be raised prior to the end of the current fiscal year although no assurance can be given.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

NOTE 5 – PROPERTY AND EQUIPMENT

As of September 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	September 30, 2025	September 30, 2024	Useful Life
Equipment	$1,411,910	$770,560	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Less accumulated depreciation	(8,288)	—
Total	$1,409,622	$776,560

There was $3,161 and $8,288 of depreciation expense recorded as of three and nine months ending September 30, 2025. No depreciation expense was taken as of December 31, 2024 due to the assets placed in service in 2025.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 shares of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total Intangible assets net balance of $1,070,226 as of December 31, 2023. For the year ending December 31, 2024, there was a total amortization of intangible assets of $112,850 resulting in net tangible asset balance of $957,377 at December 31, 2024.  However, during 2024, KAM was declared insolvent. While intellectual property acquired by the Company still has value to CETI, it was decided to take the conservative approach and write off the rest of the value of $957,377 as of December 31, 2024. As such, there are no intangible assets recorded as of September 30, 2025 and December 31, 2024.

NOTE 7 - DEBT

	September 30, 2025	December 31, 2024
Notes Payable	$116,233	$188,061
Note payable - related party	153,989	153,989
Convertible notes payable	3,731,886	2,262,263
Convertible notes payable - related party	22,000	22,000
	4,024,108	2,626,313
Debt discount	(256,364)	(327,056)
Total Debt	$3,767,744	$2,299,257

Short term	1,969,395	1,171,636
Long term	1,798,349	1,127,621
Total Debt	$3,767,744	$2,299,257

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Amount
2025	$1,320,385
2026	1,118,225
2027	1,585,498
$4,024,108

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of December 31, 2024, the Company had repaid $106,500 leaving a balance of $343,500 which is included in the liabilities of discontinued operations. The remaining amount due was to be paid in installments. However, no further payments have been made as the parties are discussing the amount due the Company for operational expenses which exceed the amount the Company owes to the Estate of Danny Hyde, the creditor. No resolution has been determined as of September 30, 2025.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

In December 2023, the Company borrowed $100,000 from an individual, as of September 30, 2025 and December 31, 2024, we had a balance of $66,000 and $100,000 outstanding, respectively. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.20 a share, when paid plus an additional $7,500 in cash. Accrued interest was $25,175 and $16,125 at September 30, 2025 and December 31, 2024, respectively.

In September 2023, a related party issued a loan to the Company for a total amount of $153,989. The net after discount was $11,752 and $145,712 at September 30, 2025 and December 31, 2024, respectively, with a discount of nil and $8,277 at September 30, 2025 and December 31, 2024, respectively. The loan incurs interest at 12.5% and was due in September of 2025 and is now in default. Accrued interest was nil and $5,687 at September 30, 2025 and December 31, 2024, respectively. No payments have been made during the  nine months ended September 30, 2025.

In March 2024, the Company had two loans payable to an individual. One loan was paid off in December 2024 and the other of $40,000 was still due at December 31, 2024 and the principal was paid off in January 2025. Each loan accrued interest at $125 a day, and $27,000 and $6,500 of interest was paid   as of September 30, 2025 and December 31, 2024, respectively.

In February 2025, an investor made a short-term loan to the Company for $200,000. The loan was non-interest bearing, convertible into common shares at $0.20 per share and due within four months. In the Second Quarter, the investor decided to convert the entire loan into 1,000,000 shares of common stock.

At September 30, 2025 and December 31, 2024, the Company had drawn down $50,233 and $48,061, respectively, against a line of credit that provides a maximum borrowings of $55,000, and incurs interest at 5.99%.

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

During 2024, the Company raised a net of $2,582,650 in convertible notes payable. The terms were the same as the convertible notes payable issued in 2023 with the exception of eight notes – six for a total of $750,000 and two for a total of $173,650. For the notes totaling $750,000, $150,000 of these notes bear interest at 10% and were payable at maturity of September 2024. The notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 150,000 common shares were issued in April 2024 as additional loan incentive. For $300,000 of these notes, the interest rate was 9% with varying maturities in 2026 plus a total of 300,000 warrants priced at $0.80/share. The remaining $300,000 of these notes were at 10% interest with varying maturities in 2025 and 2026. For the notes totaling $173,650, these notes bear interest at 8% and are paid back in installments which began on October 30, 2024 and December 30, 2024, respectively. The first note was paid off in February 2025 and the second note had one payment remaining for $12,236 was paid off in April 2025. Both notes had an option beginning nine months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days. The total convertible notes payable, net were $3,475,522 and $1,943,484 as of September 30, 2025 and December 31, 2024, respectively.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

During the first nine months of 2025, the Company raised $3,093,000 in convertible notes payable. All but three of these notes bear interest between 8% - 10% per annum and are convertible into common stock at prices which vary between $0.10 and $0.50 a share within the next two years. Three notes have similar terms, the first note is for $93,150, the second note is for $151,800 and the third is for $94,300. All three notes bear interest at 8% and are payable in installments beginning in July 2025, November 2025 and March 2026, respectively. These notes have an option beginning nine months after issuance to be converted into common stock at a 35% discount off of the lowest price for the ten preceding trading days. Historically the Company has always repaid the debt instead of allowing a conversion.

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

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of September 30, 2025 and December 31, 2024 and the amounts that were reflected in results of operations related to derivatives for the period ended:

	September 30, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Value
Embedded derivatives	4,921,909	$459,769
Total	4,921,909	$459,769

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Value
Embedded derivatives	2,791,923	$387,238
Total	2,791,923	$387,238

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Embedded derivatives	327,468	$38,747	$186,075	$20,367
Loss on issuance of derivative	(553,894)	—	(629,108)	(109,043)
Total gain (loss)	$(226,426)	$38,747	$(443,033)	$(88,676)

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date October 10, 2024 Note	Period Ended December 31, 2024	Inception Date January 3, 2025 Note	Inception Date June 10, 2025 Note	Inception Date September 22, 2025 Note	Period Ended September 30, 2025
Quoted market price on valuation date	$0.2310	$0.2300	$0.2400	$0.4625	$0.1680	$0.1570
Effective contractual conversion rates	$0.2000	$ 0.1495-0.20	$0.1495	$0.2665	$0.0960	$ 0.0873-0.0976
Contractual term to maturity	1 Year	0.16-2.85 Years	0.87 Years	0.87 Years	0.85 Years	0.13-1.03 Years
Market volatility:
Volatility	177.44%-452.93%	117.27%-433.33%	116.47%-291.91%	148.93%-297.07%	139.46%-196.42%	47.13%-142.26%
Risk-adjusted interest rate	9%	9%-12%	12%	12%	12%	9%-12%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Balances at beginning of period	$387,238	$217,177
Issuances:
Embedded derivatives	1,304,109	595,722
Gain on extinguishment of derivative liability	(1,045,502)	(264,539)
Changes in fair value inputs and assumptions reflected in income	(186,076)	(161,122)
Balances at end of period	$459,769	$387,238

NOTE 9 – RELATED PARTY TRANSACTIONS

At September 30, 2025 and December 31, 2024, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001 and currently due at noteholder’s discretion.

At September 30, 2025 and December 31, 2024, the Company had accounts payable to various related parties for a total of $138,337.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years and has interest only payments at 12.5%. The first nine months interest plus closing costs were paid at time of closing. The closing costs and interest are being amortized over a six month and twenty-four month period of time, respectively. This resulted in expenses of $6,041 and $15,638, and a net balance of $153,989 (discount nil ) and $145,712 (discount $8,277) at September 30, 2025 and December 31, 2024, respectively.

During nine months ended September 30, 2025 and 2024, the Company paid various related parties for consulting services in the amounts of $324,000 and $110,100, respectively. For the nine months ended September 30, 2025 and 2024, nil and $30,000, respectively, of the consulting fees were capitalized in property and equipment discontinued operations under well development costs.

NOTE 10 – PREFERRED STOCK

Series A Convertible Preferred Stock

The Company previously designated 200,000 shares of Preferred Stock as Series A Convertible Preferred Stock and issued 200,000 shares. Voting Rights were established whereby one (1) share of Series A Convertible Preferred Stock has ten (10) equivalent votes of stockholders of the Company's common stock for an aggregate of 10 votes. Each share of Series A Convertible Preferred Stock previously was convertible into ten (10) shares of the Company's common stock. In event of the liquidation of the Company, the shareholders of Series A Convertible Preferred Stock would have preference over the shareholders of the Company's common stock and all other series of Preferred Stock.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

During 2023, the Company changed the terms of this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of September 30, 2025 and December 31, 2024, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of September 30, 2025 and December 31, 2024, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of September 30, 2025 and December 31, 2024, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of September 30, 2025 and December 31, 2024, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

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

The following table summarizes the accounting effects of the modification:

June 3, 2023 Replacement Award
Fair value of new award	$60,472
Fair value of original award on modification date	$1,377
Incremental cost	$59,095
Unrecognized grant-date fair value of original award on modification date	$3,764
Cost to be recognized after modification	$96,742
Recognition Period	24 months

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Significant inputs and results arising from the Black-Scholes process are as follows for the options:

Quoted market price on valuation date	$0.3480
Exercise price	$0.3600
Expected life (in years)	1.5 Years

Equivalent volatility	32.88%
Interest rates	4.50%

Stock option activity for the three and nine months ended September 30, 2025 and 2024 summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding June 30, 2024	1,000,000	$0.3600	0.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding September 30, 2024	1,000,000	$0.3600	0.17

Options exercisable June 30, 2025	1,000,000	$0.3600	0.93
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding September 30, 2025	1,000,000	$0.3600	0.93

Stock option activity for the nine months ended September 30, 2025 and 2024 summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2023	1,000,000	$0.3600	1.01
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding September 30, 2024	1,000,000	$0.3600	0.17

Options exercisable December 31, 2024	1,000,000	$0.3600	1.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding September 30, 2025	1,000,000	$0.3600	0.93

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

During the year ended December 31, 2024, the Company issued an aggregate 1,200,000 warrants in connection with convertible notes. No warrants were issued in the first nine months of 2025 but 2,000,000 warrants were exercised.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.231-0.3100
Effective contractual strike price	$0.0013 - 0.80
Market volatility	373% - 401%
Contractual term to maturity	2 Years
Risk-adjusted interest rate	3.98% - 4.87%

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Stock warrant activity for three months ended September 30, 2025 and 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable June 30, 2024	3,750,000	$0.001	1.00
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Warrants outstanding September 30, 2024	3,750,000	0.001	0.75
Warrants outstanding September 30, 2024	3,750,000	$0.001	0.75

Warrants exercisable June 30, 2025	2,950,000	$0.070	0.82
Issued	—	—	—
Exercised	2,550,000	—	—
Cancelled	—	—	—
Warrants outstanding September 30, 2025	400,000	0.800	1.05
Warrants exercisable September 30, 2025	400,000	$0.800	1.05

Stock warrant activity for nine months ended September 30, 2025 and 2024 is summarized as follows:

			Weighted Average
		Weighted Average	Remaining
	Number of Shares	Exercise Price	Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.5
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Warrants outstanding September 30, 2024	3,750,000	0.001	0.75
Warrants outstanding September 30, 2024	3,750,000	$0.001	0.75

Warrants exercisable December 31, 2024	4,950,000	$0.070	0.82
Issued	—	—	—
Exercised	4,550,000	—	—
Cancelled	—	—	—
Warrants outstanding September 30, 2025	400,000	0.800	1.05
Warrants exercisable September 30, 2025	400,000	$0.800	1.05

NOTE 12 – DISCONTINUED OPERATIONS

CETI is planning to spin-off the Alvey oil field operations into a new entity called Texas Coastal Energy (“TCE”). CETI will receive a stock distribution of TCE common shares and a new investor group will run the operation of TCE. Refer to Subsequent event footnote for further information.

Accordingly, the Company has categorized Alvey as discontinued operations in the unaudited consolidated financial statements.

The operating results for discontinued operations have been presented in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 as discontinued operations and are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$—	$11,154	$10,477	$20,362
Total cost of revenue	—	(3,093)	(2,641)	(5,818)
Gross profit	—	8,061	7,836	14,544
Operating expenses	70,263	18,341	276,693	54,930
Loss from operations	(70,263)	(10,280)	(268,857)	(40,386)
Other income (expense)	—	—		—
Loss before tax expense	(70,263)	(10,280)	(268,857)	(40,386)
Tax expense	—	—		—
Loss from discontinued operations	$(70,263)	$(10,280)	$(268,857)	$(40,386)

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

The assets and liabilities of the discontinued operations at September 30, 2025 and December 31, 2024 are summarized below:

	September 30, 2025	December 31, 2024
Property and equipment, net (1)	$1,972,400	$2,019,415
Texas Railroad Commission bond (2)	62,537	62,537
Total assets of discontinued operations, non-current	2,034,937	2,081,952
Total assets	$2,034,937	$2,081,952

Accounts payable	$35,892	$25,500
Accounts payable - related party	—	30,000
Notes payable, current maturities	343,500	343,500
Liabilities of discountinued operations, current	379,392	399,000
Estimated asset retirement obligation	97,463	97,463
Liabilities of discountinued operations, non-current	97,463	97,463
Total liabilities	$476,855	$496,463

(1)	Property and equipment, net

Property and equipment, at cost, for the discontinued operations consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024	Useful lifes
Equipment	$739,480	$739,480	5 to 20 years
Vehicles	61,000	61,000	5 to 15 years
Well development cost	1,395,460	1,395,461
Less accumulated depreciation	(223,540)	(176,526)
Property, plan and equipment, net	$1,972,400	$2,019,415

•	Once full production begins, “Well development costs” will be depreciated using the units-of-production method based on barrels of oil produced. As of September 30, 2025, a minimal amount of oil has been produced and work is ongoing to determine how to get regular production from the field. In addition, as of December 31, 2024, it was determined the fair value of the Well Development cost exceeded their fair value and were written down by $1,395,980. The value for both September 30, 2025 and December 31, 2024 is $1,395,461.

Depreciation expense for the discontinued operations for three and nine month   periods ended September 30, 2025 and 2024 was $15,273 and $47,015 and $18,434 and $55,303, respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of $1,395,461 at September 30, 2025 and December 31, 2024. This amount is after a write down of $1,395,980 to estimated fair value as of December 31, 2024.
18

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three and nine months ended September 30, 2025 and 2024, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the nine months ending September 30, 2025 and 2024, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At September 30, 2025 and December 31, 2024, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. During the three and nine months ended September 30, 2025 and 2024, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the nine months ended September 30, 2025 and 2024, there was no impairment to proved properties.

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Income taxes consist of the following components as of:

	September 30, 2025	September 30, 2024
Federal income tax benefit attributable to:
Current obligations	$737,879	$606,138
Less: Valuation allowance	(737,879)	(606,138)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended September 30, 2025 and September 30, 2024, due to the following:

	September 30, 2025	September 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$4,199,460	$2,018,122
Less: Valuation allowance	(4,199,460)	(2,018,122)
Net deferred tax asset	$—	$—

At September 30, 2025, the Company had net operating loss carry forwards of $19,997,429 which would result in a deferred tax asset of $4,199,460, with an effective tax rate of 21%, that may be offset against future taxable income from the year 2025 to 2040. No tax benefit has been reported in the September 2025 and 2024 unaudited consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated events and transactions for potential recognition or disclosure through the date the unaudited consolidated financial statements were issued. The following are subsequent events that the Company considers may be material:

•	New money raised from investors since September 30, 2025 totaled $210,000 in the form of convertible debentures.

•	The Company is in the process of filing an S-1 Registration statement which, among other things, will give it the ability to raise money through the sale of common stock.

•

Effective October 14, 2025 the Company completed its spinoff of the Alvey Oil Field operation to Texas Coastal Energy, Corp. (“TCE”).

While this transaction was being negotiated, TCE completed a reverse merger through which it assumed control and operational stewardship of West Texas Resources, Inc. (OTCID: WTXR). Operating under the WTXR banner, the company has expanded its portfolio of producing oil and gas wells and reinforced its strategy to revitalize legacy oil fields across Texas. The acquisition of the Alvey Oil Field further accelerates WTXR’s growth trajectory.

The Alvey Oil Field was originally acquired by CETI as a pilot site to test and refine its proprietary oil production enhancement technologies. Those efforts proved instrumental in demonstrating broader applications—extending beyond oil field optimization into large-scale remediation of contaminated oil, sludge, soil, and wastewater. As CETI’s technology and strategy have evolved, the Alvey asset no longer aligned with the company’s core focus. By spinning off the Alvey asset, CETI can fully dedicate its resources to advancing a growing portfolio of domestic and international remediation projects. At the same time, CETI and its shareholders retain the opportunity to participate in the future value of the Alvey Oil Field through its continued development by a company with deep expertise in oil and gas production—ensuring the asset has the best chance to realize its full potential while CETI concentrates on its primary growth markets.

The assets, liabilities and results of operation related to Alvey, continue to be shown in discontinued operations as of September 30, 2025.

CYBER ENVIRO-TECH, INC.

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

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings Corp to Cyber Enviro-Tech, Inc.

CYBER ENVIRO-TECH, INC.

DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. Our pilot project is an oil field in West Texas. We currently own the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. In addition, it is anticipated that the Company will soon be testing its water filtration process in Arizona, USA and the Middle East and in meat packing plants in the United States.

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

Business of Cyber Enviro-Tech, Inc.;

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

Our pilot project was an oil field in West Texas. We previously owned the mineral rights to a 479- acre, 33-well, located in Callahan County, Texas. This oil field operation know as the Alvey oil field is intended to be spun-off into a new entity in the near future and is shown as discontinued operations in the accompanying unaudited consolidated financial statements. In addition, the Company is continuing the development and testing of its water filtration machine in Texas as well as looking to place its oil and soil remediation systems in the Middle East and its water remediation systems in the meat packing industry and with municipalities.

Our focus for the current fiscal year is on:

1)	Executing contracts for water remediation operations in the US and Middle East.

2)	Expanding our water and oil remediation operations in the Middle East and Texas

3)	Completing the development of additional tests with at least one meat packing client

CYBER ENVIRO-TECH, INC.

Sales Strategy – CETI’s B2B Sales Strategy includes partnering with individuals and companies who have many years of experience and developed relationships within their respective targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable us to shorten the sales cycle for our water filtration system. As of September 30, 2025 the Company is working with a company in the Middle East as well as with three other individuals who are focused on operations domestically and in South America.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issues that exists anywhere in the world. The markets envisioned for the CETI water filtration system, when funds permit, would be both domestic (U.S.) and foreign.

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

Research and Development

For the year ending December 31, 2024, CETI spent approximately $1.5 million in research and development of our oil/water filtration products and processes and approximately $1.06M in the nine months ended September 30, 2025.

In addition, from 2021 through December 31, 2024, approximately $3.4 million was invested in the Alvey Ranch Oil field to prove our new technologies in opening up the downhole fractures and removing contaminants from the reservoir for increased oil production were capitalized. All costs incurred to keep the Alvey field active, during the nine months ended September 30, 2025 were expensed.

Personnel

As of September 30, 2025, the Company has no employees and 9 full-time and part-time consultants.

CYBER ENVIRO-TECH, INC.

Results of Operations for the Three Months Ending September 30, 2025 and 2024:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024	$	%
Revenue:
Gross sales	$—	$10,666	$(10,666)	-100.0%
Cost of sales	—	5,265	(5,265)	-100.0%
Gross margin	—	5,401	(5,401)	-100.00%

Operating Expenses:
Professional fees	111,303	17,500	93,803	536.0%
General and administrative	164,849	236,236	(71,387)	-30.2%
Consulting	247,600	419,736	(172,136)	-41.0%
Total operating expenses	$523,752	$673,472	$(149,720)	-22.2%

Loss from continuing operations	(523,752)	(668,071)	144,319	-21.6%

Other Income (Expense):
Change in fair value of derivatives	327,468	38,747	288,721	745.1%
Loss on issuance of derivative	(553,894)	—	(553,894)	-100%
Gain on extinguishment of derivative liability	682,930	—	682,930	100.0%
Change in fair value of contingent liability	(43,250)	—	(43,250)	-100%
Amortization of intangible assets	—	(28,213)	28,213	-100.0%
Interest income	4,309	2,912	1,397	48.0%
Interest expense	(621,666)	(166,984)	(454,682)	272.3%
Total other income (expense)	(204,103)	(153,538)	(50,565)	32.9%

Loss from continuing operations	(727,855)	(821,609)	93,754	-11.4%

Discontinued Operations:
Loss from operations of discontinued operations	(70,263)	(10,280)	(59,983)	583.5%
Net loss	(798,118)	(831,889)	33,771	-4.1%

Net loss attributable:
Net loss attributable to noncontrolling interest	(14,564)	(3,645)	(10,919)	299.6%
Net loss attributable to common stockholders	(783,554)	(828,244)	44,690	-5.4%
Net loss	$(798,118)	$(831,889)	$33,771	-4.1%

CYBER ENVIRO-TECH, INC.

Professional fees. Professional fees for the three months ended September 30, 2025 increased by $94k, or 536.0%, as compared to the same period in 2024 due to increase in audit and audit-related fees of $19k plus increase of $75k in legal fees related to a lawsuit which arose from the Company’s withdrawal of a project of a salt water disposal facility in Oklahoma and general legal services related to standard corporate compliance.

General and administrative Expenses. General and administrative expenses for the three months ended September 30, 2025 decreased by $71k, or 30.2%, compared to 2024. The three months ended September 30, 2024 included $60k in costs for the West Fox Salt Water Disposal Project which was discontinued and $8k for equipment repairs, no associated costs were incurred during the three months ended September 30, 2025.

Consulting fees. Consulting fees decreased by $172k, or 41.0%, due to reduction in consulting fees associated with the Alvey oil field efforts. A total of $65k and $187k are from non-cash, stock-based compensation, for the quarter ended September 30, 2025 and 2024, respectively.

Other income (expense). Changes in other income and expenses are primarily driven by the derivatives for loans taken from one lender. For the derivative related accounts, these are driven by loans whereas the lender has a conversion component if the loan is not paid off. Historically the Company has always repaid the debt instead of allowing a conversion. However, for accounting purposes, we must account for the potential conversion. During the three months ended September 30, 2025, nine new loan was executed resulting in a $554k increase in loss on issuance of derivatives. Additionally, during the three months ended September 30, 2025, nine loan was paid off as compared to two loans paid off during the corresponding period in 2024, resulting in a $683k increase in gain on extinguishment of derivative liability.

Amortization of intangible assets decreased 100% since the underlying asset was fully written off at the end of 2024 and, therefore, no amortization was taken in 2025.

Interest income increased by $1k or 48% over the prior year due to an increase in the underlying receivable due to CETI.

Interest expense increased by $455k, or 272.3% due to convertible notes with derivative components being exercised during the third quarter resulting in recognition of $400k in interest expense. Additionally, we had more convertible notes outstanding at September 30, 2025 as compared to 2024 resulting in greater interest expense.

Loss from continuing operations. The aforementioned changes resulted in a net loss for the quarter of $728k compared to a net loss of $822k   in 2024, a decrease of 11.4%. Decreases in operating expenses of $150k were offset by the slight increase in other expenses of $51k resulting in the net change to decrease in loss from continuing operations of $94k as compared to the three months ended September 30, 2024.

Loss from discounted operations. Discontinued operations had a net loss for the quarter of $70k compared to a net loss of $10k in 2024. The increase in loss of $60k resulted from greater field repairs and maintenance in 2025 as compared to the same period in 2024.

CYBER ENVIRO-TECH, INC.

Results of Operations for the Nine months Ending September 30, 2025 and 2024

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	$	%
Revenue:
Gross sales	$—	$10,666	$(10,666)	-100.00%
Cost of sales	—	5,265	(5,265)	-100.00%
Gross margin	—	5,401	(5,401)	-100.00%

Operating Expenses:
Professional fees	294,414	91,632	202,782	221.3%
General and administrative	650,408	784,943	(134,535)	-17.1%
Consulting	1,190,268	1,301,909	(111,641)	-8.6%
Total operating expenses	$2,135,090	$2,178,484	$(43,394)	-2.0%

Loss from continuing operations	(2,135,090)	(2,173,083)	37,993	-1.7%

Other Income (Expense):
Change in fair value of derivatives	186,076	20,367	165,709	813.6%
Loss on issuance of derivative	(629,108)	(109,043)	(520,065)	476.9%
Gain on extinguishment of derivative liability	1,045,502	264,539	780,963	295.2%
Change in fair value of contingent liability	(18,250)	—	(18,250)	100.0%
Amortization of intangible assets	—	(84,638)	84,638	-100.0%
Interest income	11,627	7,596	4,031	53.1%
Interest expense	(1,121,390)	(587,762)	(533,628)	90.8%
Total other income (expense)	(525,543)	(488,941)	(36,602)	7.5%

Loss from continuing operations	(2,660,633)	(2,662,024)	1,391	-0.1%

Discontinued Operations:
Loss from operations of discontinued operations	(268,857)	(40,386)	(228,471)	565.7%
Net loss	(2,929,490)	(2,702,410)	(227,080)	8.4%

Net loss attributable:
Net loss attributable to noncontrolling interest	(31,653)	(3,645)	(28,008)	768.4%
Net loss attributable to common stockholders	(2,897,837)	(2,698,765)	(199,072)	7.4%
Net loss	$(2,929,490)	$(2,702,410)	$(227,080)	8.4%

CYBER ENVIRO-TECH, INC.

Professional fees.  Professional fees increased by $203k, or 221.3%, largely due to an increase in legal fees related to preparation to file an S-1 registration statement as well preparing responses to a lawsuit which arose from the Company’s withdrawal of a project of a salt water disposal facility in Oklahoma. In addition, audit and audit related fees increased by $20k year over year.

General and administrative Expenses. General and administrative expenses for the nine months ended September 30, 2025 decreased by $135k , or 17.1% compared to 2024 largely due to a decrease in advertising and promotion of $83k and utilization of materials related to water sampling of $149k offset by increases travel costs to due to expansion of overseas operations of $100k.

Consulting fees. Consulting fees for the nine months ended September 30, 2025 decreased by $112k, or 8.6%, compared to the nine months ended September 30,2024. This decrease was driven by reduced consulting costs related to the Alvey project and partially offset by an increase in consulting fees related to related to the potential funding of the overseas Green Bond. The portion of consulting fees from non-cash, stock-based compensation, total $448k and $746k for the first nine months of 2025 and 2024, respectively.

Other income (expense). Changes in other income and expenses are primarily driven by the derivatives for loans taken from one lender. For the derivative related accounts, these are driven by loans by the lender that have a conversion component if the loan is not paid off. Historically the Company has always repaid the debt instead of allowing a conversion. However, for accounting purposes, we must account for the potential conversion. For the nine months ended September 30, 2025, fair value of derivates decreased by $166k primarily due to having two loans outstanding at September 30, 2024 compared to four loans outstanding at September 30, 2025. Gain on extinguishment of derivative liabilities increased by $781k and partially offset by a loss on issuance of derivatives of $520k, during the nine months ended September 30, 2025 compared to the corresponding period in 2024 primarily related to one convertible debenture which included a derivative component which was converted to stock in March 2025, resulting in an increase in gain of $217k.

Amortization of intangible assets is 100% decreased since the underlying asset was fully written off at the end of 2024 and, therefore, no amortization was taken in 2025.

Interest income increased 53.1% over the prior year due to an increase in the underlying receivable due to CETI.

Interest expense increased by 90.8% over the prior year due several convertible notes with a derivative component that were converted during the nine months ended September 30, 2025, resulting in an increase of $548k in interest expense. This increase was partially offset by increase on loans to three individuals that existed for the nine months ended September 30, 2024 but were mostly paid off during the nine months ended September 30, 2025.

Loss from continuing operations. The aforementioned changes resulted in relatively close losses from continuing operations of $2.66M for the nine months ended September 30, 2025 and 2024, respectively.

Loss from discounted operations. Discontinued operations had a net loss for the nine months ended September 30, 2025 of $269k compared to a net loss of $40k in 2024. The increase in loss of $228k resulted from greater field repairs and maintenance of $176k, equipment rental increase of $15k plus increase in insurance cost of $39k in 2025 as compared to the same period in 2024.

Liquidity and Capital Resources

As of September 30, 2025, the Company had total assets of $4.45M comprised of current assets of $888k, $1.4M in PPE, long term deposits of $114k and $2.03M from the discontinued operations of the Alvey oil field.

Current liabilities of $3.09M consist primarily of accounts payable of $289k, short-term convertible notes payable of $1.68M, accrued interest of $292k, notes payable of $117k and $379k in liabilities from the discontinued operations of the Alvey oil field which is mostly the payable due on the Alvey Oil Field leasehold improvements.

Long term liabilities total $2.4M which is largely comprised of convertible notes payable of $1.8M and derivative liabilities of $460k.

During the nine months ended September 30, 2025, the Company raised a net $3.4M from financing activities, which was reduced by the net change in cash from operating activities used $2.6M, which is primarily comprised of activity related to nine derivate notes and cash used in investing operations of $781k, primarily driven by investment in property plant and equipment of $756k.

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

CYBER ENVIRO-TECH, INC.

S-1 Registration Statements Effective January 2023 and December 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of November 13, 2025, none of the 10 million shares of common stock have been sold.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2025 .

Based on this evaluation, these officers concluded that, as of December 31, 2024 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions. As of September 30, 2025, we have made progress towards implementing enhanced controls and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim unaudited consolidated financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)	insufficient written policies and procedures for documenting all transactions with vendors.

Our management is currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have been able to remediate some of the weaknesses described above. However, we plan to take significant steps to enhance and improve the design of our internal control over financial reporting in the next year.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As noted in the Commitments and Contingencies section, a lawsuit was filed in April 2025 against CETI.  CETI believes it will prevail and therefore no accrual for lawsuit liability has been recorded.

Item 1A. Risk Factors.

As a “Smaller Reporting Company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
3/24/2023	New	300,000	Common	0.42	Joe Isaac, Axiom Group	Services	Restricted
4/3/2023	New	3,000,000	Common	0.001	Joe Isaacs	Services	Unrestricted
5/23/2023	New	250,000	Common	0.42	Joe Isaacs	Services	Restricted
5/23/2023	New	250,000	Common	0.38	Frank Straw	Services	Restricted
5/23/2023	New	250,000	Common	0.31	Markus Miller	Services	Restricted
5/23/2023	New	200,000	Common	0.38	Bruce Moore	Services	Restricted
5/23/2023	New	1,000,000	Common	0.38	US Affiliated Inc, Karen Fowler	Services	Restricted
7/21/2023	New	15,000	Common	0.35	Benjamin Berry	Contingent Liability Paid	Restricted
10/18/2023	New	600,000	Common	0.1	Jaron Mossman & Jode Vallejos JTTEN	Debt conv	Restricted
10/18/2023	New	253,180	Common	0.1	Mark Mitrev	Debt conv	Restricted
10/18/2023	New	101,250	Common	0.1	Jaylen Mossman	Debt conv	Restricted
10/18/2023	New	252,850	Common	0.1	Peter D. Lawrence	Debt conv	Restricted
10/18/2023	New	121,370	Common	0.1	Justin Mossman	Debt conv	Restricted
11/7/2023	New	500,000	Common	0.31	Markus Miller	Services	Restricted
11/7/2023	New	2,000,000	Common	0.335	Serdar Gurel	Services	Restricted
11/7/2023	New	252,580	Common	0.1	McKellar R Trust, Winston McKellar, trustee	Debt conv	Restricted
11/7/2023	New	252,580	Common	0.1	Susan E. Crossett	Debt conv	Restricted
11/7/2023	New	505,050	Common	0.1	Douglas Gore	Debt conv	Restricted
12/28/2023	New	360,000	Common	0.25	Markham and ML Broughton RT, Markham Broughton	Services	Restricted
12/28/2023	New	253,240	Common	0.1	Timothy and Kim Dukes	Debt conv	Restricted
12/28/2023	New	252,470	Common	0.1	Alexander Fil	Debt conv	Restricted
12/28/2023	New	252,360	Common	0.1	Chris Gressinger	Debt conv	Restricted
12/28/2023	New	256,360	Common	0.1	Dwayne Hay	Debt conv	Restricted
2/2/2024	New	1,011,620	Common	0.1	DePrima Donnelly Family Trust, Anthon DePrima, trustee	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
2/2/2024	New	335,850	Common	0.1	Carl R. Vertuca	Debt conv	Restricted
2/2/2024	New	335,780	Common	0.1	Bryan Vertuca	Debt conv	Restricted
2/28/2024	New	252,030	Common	0.1	Jeffrey Kelley	Debt conv	Restricted
2/28/2024	New	302,370	Common	0.1	Leibowitz Living Trust, Alan Leibowitz, trustee	Debt conv	Restricted
2/28/2024	New	336,790	Common	0.1	Dominic Mancini	Debt conv	Restricted
2/28/2024	New	253,680	Common	0.1	David Townley Paton	Debt conv	Restricted
2/28/2024	New	253,240	Common	0.1	Michael Volpe/ Liliane Stachishin-Moura, JTTN	Debt conv	Restricted
3/12/2024	New	505,820	Common	0.1	Paul Stander, SEP-IRA	Debt conv	Restricted
3/12/2024	New	202,020	Common	0.1	Nicole M. Hobbs	Debt conv	Restricted
3/12/2024	New	252,140	Common	0.1	James S Benedict	Debt conv	Restricted
3/12/2024	New	252,090	Common	0.1	Cameron Turner	Debt conv	Restricted
3/12/2024	New	100,710	Common	0.1	Jill B. Mossman	Debt conv	Restricted
4/2/2024	New	256,310	Common	0.1	Dwayne Hay	Debt conv	Restricted
4/2/2024	New	252,310	Common	0.1	JJJ Enterprises, Jeff J. Jorgenson	Debt conv	Restricted
4/2/2024	New	251,700	Common	0.1	Michael B. Schuster	Debt conv	Restricted
4/2/2024	New	126,565	Common	0.2	Business Marketing Group, Brian Foster	Debt conv	Restricted
4/2/2024	New	252,030	Common	0.1	McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
4/15/2024	New	756,250	Common	0.1	Timothy and Kim Dukes	Debt conv	Restricted
4/15/2024	New	500,760	Common	0.1	Dwayne Hay	Debt conv	Restricted
4/15/2024	New	34,000	Common	0.35	DePrima Donnelly Family Trust, Anthony DePrima, trustee	Debt conv	Restricted
4/15/2024	New	66,000	Common	0.35	Neil Superfon	Debt conv	Restricted
4/15/2024	New	201,360	Common	0.2	Thomas Randall Powell	Debt conv	Restricted
5/9/2024	New	252,910	Common	0.1	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
5/9/2024	New	200,970	Common	0.1	Kaan Brian Gokay	Debt conv	Restricted
5/9/2024	New	253,015	Common	0.2	William and Jennifer Vincent	Debt conv	Restricted
5/9/2024	New	303,555	Common	0.2	TWCI Consulting LLC, Christopher Ingram	Debt conv	Restricted
5/9/2024	New	25,255	Common	0.2	Michael Hay	Debt conv	Restricted
5/9/2024	New	50,505	Common	0.2	Jaye Gene Todd Collier	Debt conv	Restricted
5/22/2024	New	77,285	Common	0.2	Paul Leonard	Debt conv	Restricted
5/22/2024	New	128,645	Common	0.2	David Haley	Debt conv	Restricted
5/22/2024	New	128,535	Common	0.2	Staunton Family 2007 Trust, Richard Staunton, trustee	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
5/22/2024	New	1,285,070	Common	0.2	Chris Cappuccilli	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.2	Dallas Dukes	Debt conv	Restricted
5/22/2024	New	12,835	Common	0.2	T Jordan Dukes	Debt conv	Restricted
6/11/2024	New	513,155	Common	0.2	Michael and Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
							Restricted
6/11/2024	New	127,580	Common	0.2	Jessica Patterson	Debt conv	Restricted
6/11/2024	New	127,140	Common	0.2	F. Stanton Sipes	Debt conv	Restricted
6/11/2024	New	260,305	Common	0.2	Peter Mitrev	Debt conv	Restricted
6/11/2024	New	184,620	Common	0.2	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
6/11/2024	New	25,785	Common	0.2	Michele Blackman	Debt conv	Restricted
6/20/2024	New	525,320	Common	0.2	Neil Superfon	Debt conv	Restricted
6/20/2024	New	127,905	Common	0.2	Michele Blackman	Debt conv	Restricted
6/20/2024	New	127,330	Common	0.2	Harborside Group Trust, Jim Mead	Debt conv	Restricted
6/20/2024	New	128,730	Common	0.2	Chase Donaldson	Debt conv	Restricted
6/20/2024	New	12,870	Common	0.2	David Paton	Debt conv	Restricted
6/20/2024	New	294,200	Common	0.1	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	170,910	Common	0.15	Mark Mitrev	Debt conv	Restricted
7/10/2024	New	407,980	Common	0.25	Neil Superfon	Debt conv	Restricted
7/10/2024	New	252,910	Common	0.1	Lawrence Weiss Living Trust, Katherine Lawrence, trustee	Debt conv	Restricted
7/10/2024	New	388,975	Common	0.2	Suncoast Financial Mortgage Profit Sharing Plan, David Malcolm, trustee	Debt conv	Restricted
7/10/2024	New	126,700	Common	0.2	Staunton Family Investment Partnership, Richard Staunton, trustee	Debt conv	Restricted
7/10/2024	New	127,000	Common	0.2	Gardner Investment Trust, Roy A Gardner, trustee	Debt conv	Restricted
7/15/2024	New	170	Common	0.1	Timothy and Kim Dukes	Debt conv	Restricted
7/15/2024	New	25	Common	0.2	Business Marketing Group, Brian Foster	Debt conv	Restricted
7/15/2024	New	60	Common	0.1	The McKellar Revocable Trust, December 17 2012, Donald McKellar III, trustee	Debt conv	Restricted
7/15/2024	New	45	Common	0.2	Thomas Randall Powell	Debt conv	Restricted
8/1/2024	New	500,000	Common	0.2	Michael and Judith Mendoza Revocable Living Trust, dated 8 March 2004, Michael Mendoza, trustee	Cash	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
8/1/2024	New	334,000	Common	0.15	Jason Black	Cash	Restricted
8/1/2024	New	281,352	Common	0.1	Julie Kutilek	Debt conv	Restricted
8/1/2024	New	2,992,822	Common	0.1	Joseph Kutilek	Debt conv	Restricted
8/1/2024	New	110,669	Common	0.1	Tara Rahr	Debt conv	Restricted
8/1/2024	New	1,603,902	Common	0.1	Charles Merkel	Debt conv	Restricted
8/20/2024	New	1,655,192	Common	0.1	Scott Jasper	Debt conv	Restricted
8/20/2024	New	1,635,472	Common	0.1	Joel Gale	Debt conv	Restricted
8/20/2024	New	2,192,290	Common	0.1	Larry Grillo	Debt conv	Restricted
8/20/2024	New	26,742	Common	0.2	Kelsey Mallory	Debt conv	Restricted
10/7/2024	New	203,990	Common	0.2	JJJ Enterprises, Jeff J Jorgenson	Debt conv	Restricted
10/7/2024	New	697,064	Common	0.2	Chris Cappuccilli	Debt conv	Restricted
10/15/2024	New	317,950	Common	0.2	Alla Abato	Debt conv	Restricted
2/25/2025	New	168,860	Common	0.15	Mark Mitrev	Debt conv	Restricted
2/25/2025	New	84,804	Common	0.25	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
2/25/2025	New	1,991,931	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
3/20/2025	New	113,317	Common	0.1	Craig Cox	Debt conv	Restricted
3/20/2025	New	63,295	Common	0.2	Dan’l Mitchell	Debt conv	Restricted
3/20/2025	New	136,450	Common	0.2	Dr. Sea Sport, Steve Mikulak	Debt conv	Restricted
3/20/2025	New	218,276	Common	0.25	Nick Frost	Debt conv	Restricted
3/20/2025	New	269,830	Common	0.2	Jim Wade	Debt conv	Restricted
3/20/2025	New	130,885	Common	0.2	Robert Romanchek	Debt conv	Restricted
4/1/2025	New	127,050	Common	0	Cynthia Gosnell	Debt conv	Restricted
4/1/2025	New	27,905	Common	0.2	Kimberly Dukes	Debt conv	Restricted
4/1/2025	New	109,488	Common	0.25	Greg Paloolian	Debt conv	Restricted
4/1/2025	New	173,713	Common	0.15	Justin Tripp	Debt conv	Restricted
4/1/2025	New	449,109	Common	0.25	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	1,202,716	Common	0.1285	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	34,693	Common	0.15	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
5/20/2025	New	50,537	Common	0.20	Jill Mossman	Debt conv	Restricted
5/20/2025	New	561,044	Common	0.10	Frederic Colman	Debt conv	Restricted
5/20/2025	New	1,153,696	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
5/20/2025	New	138,206	Common	0.20	Tahoe Sunrise LLC, Mark Schimpf	Debt conv	Restricted
5/20/2025	New	138,016	Common	0.20	Tahoe Shores LLC, Mark Schimpf	Debt conv	Restricted
5/20/2025	New	256,248	Common	0.20	NW Realty Advisors 401K Plan, Michael Dunn	Debt conv	Restricted
5/30/2025	New	135,546	Common	0.20	JPM Property Holdings, James MacPherson	Debt conv	Restricted
5/30/2025	New	241,736	Common	0.25	Justin Tripp	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
9/20/2025	New	129,125	Common	0.20	Casper-Stone Holdings	Services	Restricted
9/20/2025	New	800,000	Common	0.20	David Townley Paton	Cash	Restricted
9/20/2025	New	201,928	Common	0.25	Michael & Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
9/20/2025	New	201,620	Common	0.25	Jim Wade	Debt conv	Restricted
9/20/2025	New	130,177	Common	0.20	Grant Gardner	Debt conv	Restricted
9/20/2025	New	130,260	Common	0.20	Ryan Gardner	Debt conv	Restricted
9/26/2025	New	292,630	Common	0.20	Scott Jasper	Debt conv	Restricted
9/26/2025	New	563,120	Common	0.10	Scott Jasper	Debt conv	Restricted
9/26/2025	New	583,549	Common	0.0888	Scott Jasper	Debt conv	Restricted
9/26/2025	New	562,680	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,809	Common	0.0888	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Kutilek	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Seeman	Debt conv	Restricted
9/26/2025	New	582,192	Common	0.0888	Larry Grillo	Debt conv	Restricted
9/30/2025	New	2,736,585	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
9/30/2025	New	582,932	Common	0.0888	Joel Gale	Debt conv	Restricted
9/30/2025	New	100,000	Common	0.20	Eric Ingram	Cash	Restricted
9/30/2025	New	582,809	Common	0.0888	Barry Donner	Debt conv	Restricted
9/30/2025	New	50,813	Common	0.20	Casper-Stone Holdings	Debt conv	Restricted
9/30/2025	New	1,060,000	Common	0.20	Jeff J. Jorgenson	Debt conv	Restricted
9/30/2025	New	581,822	Common	0.0888	Charles Merkel	Debt conv	Restricted

Securities authorized for issuance under equity compensation plans

The Company has not reserved any securities for issuance under equity compensation plans for any officers, directors or any beneficial owners. The individuals below are consultants and part of their compensation is in stock as follows:

On July 27, 2025 the Company entered into a consulting agreement with Marshall Welch, for professional services wherein the Company paid 50,000 common shares.

On August 23, 2025 the Company entered into a consulting agreement with Deborah Casper-Stone, for professional services wherein the Company paid 50,000 common shares.

Item 3. Defaults Upon Senior Securities.

There is a loan of $22k to a related party that is due and payable as well as two convertible debentures totaling $150k that were due in September 2024. In addition, there is a loan of $344k due to the estate of Danny Hyde (EDH). However, as noted in the Contingency footnote, over $2 million has been spent on the rework costs of the Alvey and EDH is to bear part of that cost which exceeds what CETI owes EDH.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended September 30, 2025, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Chief Financial Officer	November 13, 2025 November 13, 2025

