Form 10-K
period 2025-12-31
Cyber Enviro-Tech, Inc.
filed 2026-05-20
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,2025

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

As of June 30, 2025 (the last business day of the registrant's most recently second fiscal quarter), the aggregate market value, computed by reference to the price at which the registrant's common equity was last sold, of the 29,528,327 shares of common stock held by non-affiliates of the issuer on such date was $13,254,041.

At May 19, 2026 there were 155,360,845 shares of the registrant’s Common Stock issued and outstanding.

Cyber Enviro-Tech, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2025

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

PART I

Item 1. Business – OVERVIEW OF OUR COMPANY

Our Company

CYBER ENVIRO-TECH, INC. ("the Company", "CETI") was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986 (“Inception”).

Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We are an emerging growth company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. We owned an oil field in West Texas, which we identified as our pilot project. We owned the mineral rights to a 479 acre, 33-well, located in Callahan County, Texas. This oil field operation was known as the Alvey oil field and it was spun-off into a new entity on October 14, 2025. The Alvey project was shown as discontinued operation in the accompanying consolidated financial statements for the year ended December 31, 2024. In addition, the Company is continuing the development and testing of its water filtration machine as well as looking to place its oil and soil remediation systems in the Middle East and its water remediation systems in the meat packing industry and with municipalities.

CETI is a 51% owner of CETI Axenic (“Axenic”). Axenic was formed in 2024 and focused on water remediation in the commercial laundry industry. Axenic shut down operations effective December 31, 2025.

GENERAL OVERVIEW

Form and year of organization;

Cyber Enviro-Tech, Inc., was founded in the State of Wyoming as Electronic Biotek, Inc in April 1986.

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

Cyber Enviro-Tech, Inc - CURRENT.

NexGen Holdings Corp - Until October 6, 2020

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

Our pilot project was an oil field in West Texas. We owned the mineral rights to a 479 acre, 33-well, located in Callahan County, Texas. This oil field operation was known as the Alvey oil field and it was spun-off into a new entity on October 14, 2025. The Alvey project was shown as discontinued operation in the accompanying consolidated financial statements for the year ended December 31, 2024. In addition, the Company is continuing the development and testing of its water filtration machine as well as looking to place its oil and soil remediation systems in the Middle East and its water remediation systems in the meat packing industry and with municipalities.

Our focus for the current fiscal year will be on water/oil remediation as opposed to oil production and we will focus on developing and expanding our water and oil/soil remediation technologies both domestic and foreign.

Sales Strategy – CETI’s B2B Sales Strategy includes partnering with individuals and companies who have many years of experience and developed relationships within their respective targeted vertical markets. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issues that exists worldwide. The markets envisioned for the CETI water filtration system, when funds permit, would be both domestic (U.S.) and global.

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

Research and Development

For the years ending December 31, 2025 and 2024, we spent approximately $396k and $1.5 million in research and development of our oil/water filtration products and process, respectively. In addition, from 2021 through December 31, 2024, approximately $3.4 million was invested in the Alvey Ranch Oil field to test our new technologies in opening up the downhole fractures and removing contaminants from the reservoir for increased oil production. The former has been expensed and the latter capitalized. Effective October 14, 2025, the Alvey oil field was spun off into a separate company as the Company intends to focus its efforts on water and oil/soil remediation.

Personnel

As of December 31, 2025, we have no employees but the Company does have 7 full-time and part-time consultants.

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

Cybersecurity Investments

CETI continuously enhances security through:

  Advanced threat detection systems.
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

On February 10, 2021, CETI entered into an agreement with Danny Hyde, former operator of the Alvey Ranch oil field, to take over as the operator of record. Danny Hyde died during 2021 and at the end of 2021, we renegotiated with the Estate of Danny Hyde (“EDH”) where CETI is to receive a higher percentage of the Working Interest (gross revenue less royalty payments to the landowners). Of the 100% working interest under the December 31, 2021 agreement between EDH and CETI, EDH receives 18.75% less its share of all operating costs, taxes, shipping and other expenses associated with the rework, production and delivery of oil from the existing wells on the Alvey Oil Field. Said 18.75% working interest is to be paid in perpetuity. The remaining 81.25% working interest is to be paid to CETI less its share of taxes, shipping and other expenses associated with the rework, production and delivery of oil from the existing wells on the Alvey oil field. For any new wells put into production by CETI, the working interest to EHD, less all its expenses, is 5%. In addition to the working interest payments due to EDH from well production, EDH will receive $450,000 to be paid in installments. As of December 31, 2024, the remaining amount owed is $343,500. This note was sold as part of the Alvey spinoff transaction which closed on October 14, 2025.

In February 2025, CETI formed a wholly-owned Turkish subsidiary, Cyber International Ltd, with an office in Istanbul. There are no operations yet, however the entity was formed to enable CETI to effectively manage its international contacts.

In June 2025, CETI formed a wholly-owned UAE subsidiary, CETI International Environmental Solutions Inc, with an office in Dubai. There are no operations yet, however the entity was formed to enable CETI to effectively manage its international contacts. Our efforts to conduct business in the Middle East may be delayed by geopolitical instability, military conflict involving Iran, regional security concerns, sanctions, travel restrictions, banking limitations, customer delays, or changes in government approvals.

Item 3. Legal Proceedings.

We are litigating a lawsuit against West Fox SWD, LLC, involving claims/counterclaims relating to lease of a saltwater disposal well near Ratliff City, OK. The subject property was discovered to be unsuitable for CETI’s purposes due to environmental concerns. CETI terminated the lease for cause, leading to this dispute with the owner/lessor. Each party claims damages against the other in the range of $135k-$200k. Settlement negotiations are in progress.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was approved for listing on the OTC Bulletin Board under the symbol CETI on October 6, 2020.  As of December 31, 2025, there were 509 active shareholders and the total shares outstanding of 128,889,309. The transfer agent for our common stock is Pacific Stock Transfer 6725 Via Austin Parkway Suite 300, Las Vegas, Nevada 98119.

The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board for the periods indicated. Quotations reflect inter-dealer prices, without markup, markdown or commissions and may not represent actual transactions.

Fiscal Year Ended December 31, 2025	HIGH	LOW
Fourth Quarter	$0.19	$0.17
Third Quarter	$0.38	$0.35
Second Quarter	$0.75	$0.73
First Quarter	$0.31	$0.29

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

Our shares are subject to rules applicable to "penny stock" which pertain to any equity security with a market price less than $5.00 per share or an exercise price of less than $5.00 per share.  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in our shares.

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

 Sales of Unregistered Securities

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
2/25/2025	New	168,860	Common	0.15	Mark Mitrev	Debt conv	Restricted
2/25/2025	New	84,804	Common	0.25	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
2/25/2025	New	1,991,931	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
3/20/2025	New	113,317	Common	0.1	Craig Cox	Debt conv	Restricted
3/20/2025	New	63,295	Common	0.2	Dan’l Mitchell	Debt conv	Restricted
3/20/2025	New	136,450	Common	0.2	Dr. Sea Sport, Steve Mikulak	Debt conv	Restricted
3/20/2025	New	218,276	Common	0.25	Nick Frost	Debt conv	Restricted
3/20/2025	New	269,830	Common	0.2	Jim Wade	Debt conv	Restricted
3/20/2025	New	130,885	Common	0.2	Robert Romanchek	Debt conv	Restricted
4/1/2025	New	127,050	Common	0	Cynthia Gosnell	Debt conv	Restricted

4/1/2025	New	27,905	Common	0.2	Kimberly Dukes	Debt conv	Restricted
4/1/2025	New	109,488	Common	0.25	Greg Paloolian	Debt conv	Restricted

45748	New	173713	Common	0.15	Justin Tripp	Debt conv	Restricted

4/1/2025	New	449,109	Common	0.25	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	1,202,716	Common	0.1285	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	34,693	Common	0.15	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
5/20/2025	New	50,537	Common	0.20	Jill Mossman	Debt conv	Restricted

5/20/2025	New	561044	Common	0.1	Fredric Colman	Debt conv	Restricted
5/20/2025	New	1,153,696	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
5/20/2025	New	138206	Common	0.2	Tahoe Sunrise LLC, Mark Schimpf	Debt conv	Restricted

5/20/2025	New	138,016	Common	0.20	Tahoe Shores LLC, Mark Schimpf	Debt conv	Restricted
5/20/2025	New	256,248	Common	0.20	NW Realty Advisors 401K Plan, Michael Dunn	Debt conv	Restricted
5/30/2025	New	135,546	Common	0.20	JPM Property Holdings, James MacPherson	Debt conv	Restricted
5/30/2025	New	241,736	Common	0.25	Justin Tripp	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
9/20/2025	New	129,125	Common	0.20	Casper-Stone Holdings	Services	Restricted
9/20/2025	New	800,000	Common	0.20	David Townley Paton	Cash	Restricted
9/20/2025	New	201,928	Common	0.25	Michael & Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
9/20/2025	New	201,620	Common	0.25	Jim Wade	Debt conv	Restricted
9/20/2025	New	130,177	Common	0.20	Grant Gardner	Debt conv	Restricted
9/20/2025	New	130,260	Common	0.20	Ryan Gardner	Debt conv	Restricted
9/26/2025	New	292,630	Common	0.20	Scott Jasper	Debt conv	Restricted
9/26/2025	New	563,120	Common	0.10	Scott Jasper	Debt conv	Restricted
9/26/2025	New	583,549	Common	0.0888	Scott Jasper	Debt conv	Restricted
9/26/2025	New	562,680	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,809	Common	0.0888	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Kutilek	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Seeman	Debt conv	Restricted
9/26/2025	New	582,192	Common	0.0888	Larry Grillo	Debt conv	Restricted
9/30/2025	New	2,736,585	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
9/30/2025	New	582,932	Common	0.0888	Joel Gale	Debt conv	Restricted
9/30/2025	New	100,000	Common	0.20	Eric Ingram	Cash	Restricted
9/30/2025	New	582,809	Common	0.0888	Barry Donner	Debt conv	Restricted
9/30/2025	New	50,813	Common	0.20	Casper-Stone Holdings	Services	Restricted
9/30/2025	New	1,060,000	Common	0.20	Jeff J. Jorgenson	Debt conv	Restricted
9/30/2025	New	581,822	Common	0.0888	Charles Merkel	Debt conv	Restricted
12/1/2025	New	103,748	Common		Dick Living Trust, dated 9/4/2003, and fifth amendment and restatement dated 10/20/2023, Cameron Dick, trustee	Debt conv	Restricted
12/1/2025	New	62,739	Common	0.20	Casper-Stone Holdings	Services	Restricted
12/1/2025	New	52,500	Common	0.20	Marshall Welch	Services	Restricted
12/1/2025	New	750,000	Common	0.00	Gary E Smith TTEE U/A DTD 05/14/93 Gary E Smith Living Trust	Debt conv	Restricted
12/1/2025	New	162,500	Common	0.20	Marshall Welch	Services	Restricted
12/31/2025	New	11,147,804	Common	0.1	DePrima-Donnelly Family Trust dated July 3rd, 2019, Anthony Deprima, trustee	Debt conv	Restricted
12/31/2025	New	30,000	Common	0.001	Louis DeLeon	Interest	Restricted
12/31/2025	New	60,000	Common	0.001	DePrima-Donnelly Family Trust dated July 3rd, 2019, Anthony Deprima, trustee	Interest	Restricted
12/31/2025	New	30,000	Common	0.001	James P. Wagner	Interest	Restricted
12/31/2025	New	60,000	Common	0.001	Neil Superfon	Interest	Restricted

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Holders of Record

There were 509 and 494 record holders as of December 31, 2025 and 2024, respectively, of the Company’s common stock.

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

The Alvey Oil Field was originally acquired by CETI as a pilot site to test and refine its proprietary oil production enhancement technologies. Those efforts proved instrumental in demonstrating broader applications—extending beyond oil field optimization into large-scale remediation of contaminated oil, sludge, soil, and wastewater. As CETI’s technology and strategy have evolved, the Alvey asset no longer aligned with the Company’s core focus On October 14, 2025, CETI exchanged all assets related to the Alvey oil field operation for 8,600,000 common shares of West Texas Resources Incorporated, (“WTXR”). By spinning off the Alvey asset, CETI can fully dedicate its resources to advancing a growing portfolio of domestic and international remediation projects. At the same time, CETI and its shareholders retain the opportunity to participate in the future value of the Alvey Oil Field through its continued development by a company with expertise in oil and gas production—ensuring the asset has a better chance to realize its full potential while CETI concentrates on its primary growth markets.

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

Cyber Enviro-Tech, Inc - CURRENT.

NexGen Holdings Corp - Until October 6, 2020

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

On March 23, 2026 we announced we entered into a manufacturing and distribution agreement with AirPower USA, securing exclusive territory rights to manufacture and distribute compressed-air-powered energy generation systems across key international markets. This agreement provides CETI with a tangible, revenue-oriented platform through the deployment of AirPower's clean energy generation technology. The Company expects initial project activity and potential deployments in the second half of 2026, aligning with CETI's broader strategy to prioritize revenue-producing opportunities and scalable environmental solutions.

CETI continues to evaluate its existing remediation business while expanding its environmental footprint into complementary sectors, including clean power generation and sustainable infrastructure solutions. The Company intends to leverage its established international relationships to support distribution, project development, and market entry initiatives for AirPower systems.

Building on this momentum, CETI has multiple projects in its development pipeline that are expected to come online during the second half of 2026, positioning the Company for potential revenue growth and expanded commercial traction.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of May 19, 2026, the Company has agreements with several individuals who are pursuing a variety of opportunities but no contracts have been ratified so far.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issues that exist worldwide. The markets envisioned for the CETI water system when funds permit would be both domestic (U.S.) and global.

 Results of Operations for the Years Ending December 31, 2025 and  2024

	Twelve Months Ended	Twelve Months Ended
	December 31, 2025	December 31, 2024	$	%
Revenue:
Gross sales	$—	$—	$—	0.00%
Cost of sales	—	—	—	0.00%
Gross margin	—	—	—	0.00%

Operating Expenses:
Professional fees	343,498	131,054	212,444	162.1%
General and administrative	993,291	1,051,798	(58,507)	-5.6%
Consulting	1,779,681	1,666,553	113,128	6.8%
Total operating expenses	3,116,470	2,849,405	267,065	9.4%

Loss from continuing operations	(3,116,470)	(2,849,405)	(267,065)	9.4%

Other Income (Expense):
Change in fair value of derivatives	(179,252)	161,122	(340,374)	-211.3%
Loss on issuance of derivative	(2,068,536)	(191,162)	(1,877,374)	1193.5%
Gain on extinguishment of derivative liability	1,431,541	264,539	1,167,002	441.1%
Unrealized loss on investment WTXR	(147,435)	—	(147,435)	100.0%
Change in fair value of contingent liability	(47,500)	(437,500)	390,000	-89.1%
Loss on impairment of assets	(579,957)	(957,377)	377,420	-39.4%
Amortization of intangible assets	—	(112,850)	112,850	-100.0%
Interest income	12,564	10,768	1,796	16.7%
Interest expense	(1,464,963)	(759,013)	(705,950)	93.0%
Total other income (expense)	(3,043,538)	(2,021,473)	(1,022,065)	50.6%

Loss from continuing operations	(6,160,008)	(4,870,878)	(1,289,130)	26.5%

Discontinued Operations:
Loss from discontinued operations	(1,462,514)	(1,495,106)	32,592	-2.2%
Loss on sale of Axenic	(18,451)	—	(18,451)	100.0%
Loss from discontinued operations	(1,480,965)	(1,495,106)	14,141	-0.9%

Net loss	(7,640,973)	(6,365,984)	(1,274,989)	20.0%

Net loss attributable:
Net loss attributable to noncontrolling interest	(89,057)	(12,815)	(76,242)	594.9%
Net loss attributable to common stockholders	(7,551,916)	(6,353,169)	(1,198,747)	18.9%
Net loss	$(7,640,973)	$(6,365,984)	$(1,274,989)	20.0%

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2025 were down by $58,507 or 5.6% vs 2024 largely due to a decrease in Meat Packing Testing of $150k and decrease in Advertising & Marketing expenses of $90k which were offset by increase of $61k for travel. The Meat Packing Plant testing fees were paid to Texas Tech to provide independent validation of our process and products in the meat packing industry. The Advertising was from payments to a company to assist in the marketing of CETI stock.

Professional fees. These fees increased by $212,444 or 162.1%, due to increased audit and audit-related fees of $44k, legal fees of $156k and professional fees of $15k which include fees for the S1 preparation and supervision of soil testing. Legal fees include costs related to a lawsuit which arose from the Company’s withdrawal of a project of a salt water disposal facility in Oklahoma and general legal services related to standard corporate compliance.

Consulting fees. The increase of $113,128 or 6.8% primarily due to consulting fees related to international business efforts offset by the reduction in consulting fees associated with the Alvey oil field efforts. A total of $497k and $238k are from non-cash, stock-based compensation, for the years ended December 31, 2025 and 2024, respectively. This compensation is mostly due to marketing services and the increase in 2025 is mostly due to amortization of warrants given for these services (approximately $164K).

Other Income (Expense). Total decline in other income and expense, net increased by $1,022,065 or 50,6%. Other income and expense items are primarily made up of items related to interest expense and derivative accounting. For the derivative related accounts, these are driven by loans whereas the lender has a conversion component if the loan is not paid off. Historically the Company has always repaid the debt instead of allowing a conversion. However, for accounting purposes, we must account for the potential conversion. During the year ended December 31, 2025, seven new loans were executed resulting in a $2.1M increase in loss on issuance of derivatives. Additionally, during the twelve months ended December 31, 2025, three loans were paid off resulting in a $1.4M increase in gain on extinguishment of derivative liability. The decline in amortization of intangible assets relates to assets which were acquired in 2023 and fully amortized as of December 31, 2024. Lastly, interest expense increased by $706k due to a larger number of convertible notes with derivative components outstanding during full year 2025 as compared to 2024.

Two other significant items in this category relate to the loss on impairment of assets and the change in fair value of contingent liabilities. There is a loss on impairment of assets of $580K in 2025 which is due to the write down to market value of equipment while the 2024 write off of $957k is due to a write off of intangible assets due to insolvency of the company from which CETI purchased licensing rights. While the intellectual property acquired by the Company still has value to CETI, it was decided to take the conservative approach and write off the rest of the value of $957,377 as of December 31, 2024. The change in fair value of contingent liability is largely related to stock guarantees to certain investors and represents the additional stock compensation that would have been due as of December 31, 2025 and 2024, respectively, if the guarantee were valued at that time.

Discontinued Operations. Effective October 14, 2025 the Company completed its spinoff of the Alvey oil field operation to Texas Coastal Energy, Corp. (TCEC).

The Alvey oil field was originally acquired by CETI as a pilot site to test and refine its proprietary oil production enhancement technologies. Those efforts proved instrumental in demonstrating broader applications—extending beyond oil field optimization into large-scale remediation of contaminated oil, sludge, soil, and wastewater. As CETI’s technology and strategy have evolved, the Alvey asset no longer aligned with the Company’s core focus. By spinning off the Alvey asset, CETI can fully dedicate its resources to advancing a growing portfolio of domestic and international remediation projects. At the same time, CETI and its shareholders retain the opportunity to participate in the future value of the Alvey oil field through its continued development by a company with expertise in oil and gas production—ensuring the asset has a better chance to realize its full potential while CETI concentrates on its primary growth markets.

The assets, liabilities and results of operations related to Alvey, previously shown in discontinued operations, have been removed from Cyber Enviro-Tech, Inc. consolidated results of operations.

Net Loss. The above changes resulted in a year over year increase in net loss of $1,274,989.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents on hand, cash generated from operations and investors, and available borrowing capacity under our credit facilities. As of December 31, 2025, we had $50,230 of cash and cash equivalents. These resources are not sufficient to meet our working capital requirements, capital expenditures, contractual obligations, and other cash needs. The Company must continue to raise capital to facilitate our business operations for the next 12 months. We believe our ability to achieve commercial success and continued growth will be dependent upon our continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. We will attempt to obtain additional capital through private investors; however, we have no agreements or understandings with third parties at this time in regards to investing additional monies.

As of December 31, 2025, the Company had total assets of $1,989,348 including current assets of $738,117. Current liabilities total $2,628,563 which consist of accounts payable of $569,660, accrued interest of $309,487, short-term loans of $367,472, convertible notes payable of $1,169,944 net of discount of $263,018 and contingent liabilities of $190,000. Long-term liabilities of $2,462,009 include convertible notes of $1,390,065 net of discount of $274,416 and derivative liability of $1,071,944.

Net cash used in operating activities was $2.9M for the year ended December 31, 2025, compared to $3.5M for the prior year. The change in operating cash flow was primarily driven by loss on issuance of derivatives ($2.1M), loss on sale of Alvey oil field ($1.2M), and amortization of debt discount ($0.9M) offsetting gain on extinguishment of derivatives liability ($1.4M) and change in fair value of derivatives ($0.2M). In addition, the net loss for 2025 was $1.3M greater than 2024.

Net cash used in investing activities was $1.0M for the year ended December 31, 2025 compared to $308K in the prior year. Investing cash flows primarily consisted of $861K from purchase of PPE, $100K for deposit on an asset and $25K cash issued for notes receivable.

Net cash used in financing activities was $3.9M for the year ended December 31, 2025, compared to $2.5M in the prior year. Financing cash flows primarily consisted of $3.6M in proceeds from convertible notes.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 are attached hereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyber Enviro-Tech, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyber Enviro-Tech, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We have served as the Company’s auditor since 2024.

 Astra Audit & Advisory

Tampa, Florida

May 19, 2026

CYBER ENVIRO-TECH, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2025 AND 2024

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$50,230	$59,411
Accounts receivable	—	—
Loans receivable	215,000	190,000
Investment in WTXR	203,368	—
Prepaid expenses and other current assets	269,519	457,768
Total current assets	738,117	707,179

Property and equipment, net	1,151,231	776,560
Long term deposit	100,000	—
Assets of discontinued operations, non-current	—	2,081,952
Total Assets	$1,989,348	$3,565,691

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$359,490	$105,042
Accounts payable - related parties	210,170	137,690
Accrued interest	309,487	204,760
Note payable, current maturities	199,001	188,061
Note payable, related party, net of discount of nil 0 at December 31, 2025 and $8,277 at December 31, 2024	168,471	145,712
Convertible notes payable, net of discount of $263,018 at December 31, 2025 and $24,400 at December 31, 2024	1,169,944	815,863
Convertible notes payable – related parties	22,000	22,000
Contingent liabilities	190,000	437,500
Liabilities of discontinued operations, current	—	369,000
Liabilities of discontinued operations, current – related parties	—	30,000
Total current liabilities	2,628,563	2,455,628

Convertible notes payable, net of discount of $274,416 at December 31, 2025 and $318,779 at December 31, 2024	1,390,065	1,127,621
Derivative liability	1,071,944	387,238
Liabilities of discontinued operations, non-current	—	97,463
Total Liabilities	5,090,572	4,067,950

Commitments and contingencies (Note 4)

Stockholders’ Deficit:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 16,671 shares issued and outstanding	17	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding	—	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1	—	—
share authorized; 1 share issued and 0 outstanding
Common Stock, par value $0.001, 350,000,000 shares authorized; 128,889,309 and 108,159,556 shares issued and outstanding, for the period ended December 31, 2025 and December 31, 2024, respectively	128,904	108,120
Additional paid-in capital	15,978,681	12,165,669
Common stock to be issued	1,611,148	373,443
Treasury stock, at cost	(66,400)	(66,400)
Accumulated deficit	(20,753,574)	(13,129,093)
Controlling interest	(3,101,224)	(548,244)
Non-controlling interest	—	45,985
Total Stockholders’ Deficit	(3,101,224)	(502,259)
Total Liabilities and Stockholders’ Deficit	$1,989,348	$3,565,691

The accompanying notes are an integral part of these audited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS   OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2025 AND 2024

	Twelve Months Ending
	December 31, 2025	December 31, 2024
Revenue:
Gross Sales	$—	$—
Cost of Sales	—	—
Gross Margin	—	—

Operating Expenses:
Professional fees	343,498	131,054
General and administrative	993,291	1,051,798
Consulting	1,779,681	1,666,553
Total operating expenses	3,116,470	2,849,405

Operating loss from continuing operations	(3,116,470)	(2,849,405)

Other Income (Expense):
Change in fair value of derivatives	(179,252)	161,122
Change in fair value of contingent liabilities	(47,500)	(437,500)
Loss on issuance of derivative	(2,068,536)	(191,162)
Loss on impairment of assets	(579,957)	(957,377)
Unrealized loss on investment in WTXR	(147,435)	—
Gain on extinguishment of derivative liability	1,431,541	264,539
Amortization of intangible assets	—	(112,850)
Interest income	12,564	10,768
Interest expense	(1,464,963)	(759,013)
Total other expense, net	(3,043,538)	(2,021,473)

Loss from continuing operations	(6,160,008)	(4,870,878)

Discontinued Operations:
Loss from discontinued operations	(1,462,514)	(1,495,106)
Loss from shutdown of Axenic	(18,451)	—
Total Discontinued Operations	(1,480,965)	(1,495,106)

Net loss before income taxes	(7,640,973)	(6,365,984)
Provision for income taxes	—	—
Net Loss	$(7,640,973)	$(6,365,984)

Net loss attributable:
Loss attributable to noncontrolling interest	$(89,057)	$(12,815)
Net loss attributable to common stockholders	(7,551,916)	(6,353,169)
Net loss	$(7,640,973)	$(6,365,984)

Loss per share, basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding, basic and diluted	115,064,908	92,515,600

The accompanying notes are an integral part of these audited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDING DECEMBER 31, 2025 AND 2024

	Preferred		Common Stock			Common Stock to be Issued			Unrealized	Accumulated	Non-Controlling
Description	Shares	Amt	Shares	Amt	APIC	Shares	Amt	Treasury	Loss	Deficit	Interest	Total
Balance, December 31, 2023	16,671	$17	77,467,573	$77,468	$7,801,868	8,173,019	$933,489	$(66,400)	0	$(6,775,924)	—	$1,970,518

Warrants issued for services	—	—	—	—	215,962	—	—	—	—	—	—	215,962
Warrants issued for convertible notes payable	—	—	—	—	33,056	—	—	—	—	—	—	33,056
Shares issued for cash	—	—	834,000	834	149,166	—	—	—	—	—	—	150,000
Shares issued for services	—	—	250,000	250	77,250	990,668	261,400	—	—	—	—	338,900
Shares issued for interest	—	—	1,437,918	1,396	182,302	(9,730)	(1,409)	—	—	—	—	182,289
Shares issued for conversion of convertible notes payable	—	—	28,170,065	28,172	3,644,865	(7,199,707)	(820,037)	—	—	—	—	2,853,000
Noncontrolling interest	—	—	—	—	61,200	—	—	—	—	—	58,800	120,000
Net loss	—	—	—	—	—	—	—	—	—	(6,353,169)	(12,815)	(6,365,984)
Balance, December 31, 2024	16,671	$17	108,159,556	$108,120	$12,165,669	1,954,250	$373,443	$(66,400)	$—	$(13,129,093)	$45,985	$(502,259)

Balance, December 31, 2024	16,671	$17	108,159,556	$108,120	$12,165,669	1,954,250	$373,443	$(66,400)	0	$(13,129,093)	$45,985	$(502,259)
Shares issued for cash	—	—	900,000	900	179,100	100,000	20,000	—	—	—	—	200,000
Shares issued for services	—	—	457,675	459	90,033	256,430	86,643	—	—	—	—	177,135
Warrants issued for services	—	—	4,728,515	4,781	24,206	—	—	—	—	—	—	28,987
Shares issued for interest	—	—	847,554	848	116,450	1,349,341	151,062	—	—	—	—	268,360
Shares issued for conversion of notes payable	—	—	1,000,000	1,000	199,000	(1,000,000)	(200,000)	—	—	—	—	—
Shares issued for conversion of convertible notes payable	—	—	12,796,008	12,796	2,946,238	11,003,331	1,180,000	—	—	—	—	4,139,034
Net loss	—	—	—	—	—	—	—	—	—	(7,551,916)	(89,057)	(7,640,973)
Liquidation of noncontrolling interest	—	—	—	—	257,984	—	—	—	—	(72,567)	43,072	228,489
Balance, December 31, 2025	16,671	$17	128,889,308	$128,904	$15,978,681	13,663,352	$1,611,148	$(66,400)	$(147,435)	$(20,753,574)	$(0)	$(3,101,224)

The accompanying notes are an integral part of these audited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Twelve Months Ending
	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities
Net loss	$(7,640,973)	$(6,365,984)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	26,722	112,850
Change in fair value of derivatives	179,252	(161,122)
Change in fair value of contingent liability	47,500	—
Loss on issuance of derivative	2,068,536	191,162
Gain on extinguishment of derivative liability	(1,431,541)	(264,539)
Loss on impairment of assets	579,957	957,377
Loss on shutdown of Axenic	18,451	—
Loss on sale of Alvey oil field	1,241,110	—
Loss on investment in WTXR	147,435	—
Bad debt expense	123,076	—
Shares issued for services	—	267,500
Stock compensation	177,135	—
Warrants issued for services	28,987	53,991
Amortization of debt discount	933,116	294,222
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	163,250	395,737
Contingent liability	(100,000)	437,500
Accounts payable	272,227	222,587
Accrued interest	280,420	361,979
Net cash used in operating activities	(2,885,340)	(3,496,740)

Cash Flows from Investing Activities
Purchase or capitalization of property and equipment	(861,350)	(338,001)
Cash issued for deposit on asset	(100,000)	—
Cash issued for loans receivable	(25,000)	(90,000)
Cash received from non-controlling interest contribution	—	120,000
Net cash used from investing activities	(986,350)	(308,001)

Cash Flows from Financing Activities
Shares issued for cash	200,000	—
Proceeds from issuance of common stock	—	150,000
Proceeds from notes payable	517,562	183,061
Proceeds from convertible notes payable	3,570,800	2,582,650
Proceeds from notes payable, related party	14,482	—
Repayment of convertible notes payable	(284,313)	(277,638)
Repayment of note payable	(129,242)	(95,000)
Net cash provided by financing activities	3,889,289	2,543,073

Net change in cash and cash equivalents from continuing operations	$17,599	$(1,261,668)

Cash Flows from Discontinued Operations
Net change in operating activities from discontinued operations	(26,780)	1,301,882
Net change in investing activities from discontinued operations	—	(220,220)
Net change in cash and cash equivalents from discontinued operations	$(26,780)	$1,081,662

Net change in cash and cash equivalents	(9,181)	(180,006)

Cash at beginning of period	59,411	239,417

Cash at end of period	$50,230	$59,411

Supplemental Cash Flow Information
Cash paid for interest	$19,156	$—

Non-cash investing and financing activities:
Shares issued for conversion of convertible notes payable and accrued interest	$4,139,034	$1,695,000
Shares issued for accrued interest	$268,360	$253,842
Shares issued for contingent liability	$195,000	$—
Derivative liability	$1,035,000	$—
Debt discount on convertible notes payable	$(1,504,245)	$337,889

The accompanying notes are an integral part of these audited consolidated financial statements.

CYBER ENVIRO-TECH, INC.

CONSOLIDATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc. (the “Company”) (CETI) Cyber Enviro-Tech, Inc is a water science technology company focusing on the remediation of contaminated industrial wastewater with an initial emphasis on the oil & gas industry. We do this by integrating technologies to include cyber, aerospace, satellite, industrial and AI engineering telemetry. Our water filtration, wastewater and alternative energy systems will have neural sensors, controls and networks - all connected to a cellular device. The corporate headquarters is in Scottsdale, Arizona and it also has satellite offices in Istanbul, Turkey and Dubai, UAE.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of CETI and CETI Axenic, Inc (“Axenic”). Axenic is a majority owned subsidiary of CETI which discontinued operations on December 31, 2025. All significant intercompany balances and transactions have been eliminated for 2025 and 2024. As of December 31, 2025, the investment in Axenic has been written off resulting in a nil balance.

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

Advertising Policy

The Company expenses advertising and public relations costs, including costs associated with press release distribution and investor awareness activities, as incurred. Such costs are included in general and administrative expenses in the consolidated statements of operations. Advertising and promotional costs were not significant for the years ended December 31, 2025 and 2024.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2025 and 2024.

Investments

The Company accounts for investments in accordance with U.S. GAAP. Equity securities are measured at fair value, with changes in fair value recognized in earnings as a component of other income (expense), net. Equity investments without readily determinable fair values are recorded at cost, less impairment, and adjusted for observable price changes in orderly transactions for identical or similar securities of the same issuer. The Company reviews investments for impairment each reporting period.

The Company determines the fair value of its investments in accordance with ASC 820, Fair Value Measurement. Investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Investments valued using quoted prices in active markets for identical securities are classified as Level 1. Investments valued using observable inputs other than quoted prices in active markets are classified as Level 2. Investments valued using significant unobservable inputs, including management assumptions, discounts for lack of marketability, limited trading volume, restrictions on transfer, or valuation techniques prepared with the assistance of a valuation specialist, are classified as Level 3.

As of December 31, 2025, the Company’s investment in West Texas Resources, Inc. (“WTXR”) was measured at fair value and classified as a Level 3 investment. Although WTXR’s common stock is quoted on the OTC market, the stock is thinly traded and the Company’s fair value determination was not based solely on the quoted market price. The Company considered available market data and other valuation inputs, including the limited trading activity of WTXR’s common stock and other relevant factors, in determining fair value. As of December 31, 2025, the carrying value of the Company’s investment in WTXR was $203,368. During the year ended December 31, 2025, the Company recognized an unrealized loss of $147,435 related to its investment in WTXR, which is included in other income (expense), net in the consolidated statements of operations.

Property and Equipment

Property and equipment is recorded at cost. Cost of improvements that substantially extend the useful lives of the assets are capitalized. Maintenance and repair costs are expensed when incurred. When other property and equipment is sold or retired, the capitalized costs and related accumulated depreciation are removed from their respective accounts. Assets are depreciated over a five to twenty year period of time, depending upon the estimated useful life of the assets, on a straight-line basis.

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

Loans Receivable

In November 2023 and March 2024, CETI provided two Short-Term Capital Bridge Loan totaling $190,000 to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The notes are currently due and are accruing simple interest at 6% per annum. Interest income was $11,400 and $10,425 for years ending December 31, 2025 and 2024, respectively. DELTA is a significant partner in CETI’s overseas operations and the Company does not have any concern about the collectability of the Company’s loans. Interest income receivable is part of prepaid and other current assets on the balance sheets.

CETI provided a Short-Term Capital Bridge Loan totaling $25,000 to Donald Goree, CEO of West Texas Resources, Inc. (OTCID: WTXR). The loan is currently due and is accruing simple interest at 9% per annum. Interest income was $1,479 for the year ended December 31, 2025. Interest income receivable is part of prepaid and other current assets on the balance sheets.

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

In the consolidated financial statements, all intercompany transactions, balances, and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated. The financial position, results of operations, and cash flows of each majority-owned subsidiary are fully consolidated with the portion attributable to non-controlling interests presented as a separate line item in the equity section of the consolidated balance sheets and as a separate component of net loss in the Consolidated Statements of Operations.

CETI is a 51% owner of Axenic which was formed in 2024 and to focus on water remediation in the commercial laundry industry. Its day-to-day operations are run by other personnel who are not officers of CETI which provides the ability for CETI to expand into another industry while not burdening its current focus on water remediation for oil and gas, meat packing and municipalities.

The consolidated financial statements include the accounts of CETI and Axenic. Axenic is a majority owned subsidiary of CETI which discontinued operations on December 31, 2025. All significant intercompany balances and transactions have been eliminated for 2025 and 2024. As of December 31, 2025, the investment in Axenic has been written off resulting in a nil balance. The Company had non-controlling interest of $45,985 as of December 31, 2024.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the years ended December 31, 2025 and 2024, the Company recorded $496,664 and $694,328 in stock-based compensation expense, respectively.

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

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked to market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statements of Operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2025:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$1,071,944	$1,071,944
Total	$—	$—	$1,071,944	$1,071,944

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

	Year ended December 31,
	2025	2024
Warrants	677,778	4,950,000
Stock options	1,000,000	1,000,000
Convertible notes payable	35,856,883	34,842,243
Common stock to be issued	13,663,352	2,973,132
Preferred stock	50,012,000	50,012,000
Embedded derivatives	31,204,555	3,543,165
Total	132,414,568	97,320,540

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

The Company operates as one reportable segment: industrial water remediation. The Company’s Chief Executive Officer has been identified as the chief operating decision maker (“CODM”). The CODM assesses performance and allocates resources based on the Company’s consolidated operating results. The measure of segment profit or loss reviewed by the CODM is consolidated net loss, as reported in the consolidated statements of operations. Because the Company has one reportable segment, all required segment financial information is presented in the consolidated financial statements. The Company does not separately report significant segment expenses to the CODM other than those reflected in the consolidated statements of operations. The Company’s segment assets are consistent with total assets reported in the consolidated balance sheets.

Geographic Information

The Company had no revenue from customers outside the United States during the year ended December 31, 2025. As of December 31, 2025, long-lived assets located outside the United States consisted of a demonstration machine used in the Company’s water filtration process located in Mardin, Turkey, with a carrying value of $916,512 plus equipment for a Cl02 plant of $115,000 for a total of $1,031,512. The Company also maintains offices in Istanbul, Turkey and Dubai, United Arab Emirates; however, these offices did not generate revenue and did not incur significant expenses during the year ended December 31, 2025.

Derivatives

The Company evaluates convertible debt and other financial instruments to determine whether they contain embedded features requiring separate accounting as derivative liabilities under U.S. GAAP. Derivative liabilities, including embedded conversion features that do not qualify for equity classification, are initially recorded at fair value and remeasured at fair value at each reporting date, with changes in fair value recognized in earnings. Upon conversion, settlement, or extinguishment, the related derivative liability is remeasured and any resulting gain or loss is recognized in earnings.

Convertible Debt

Effective January 1, 2025, the Company adopted ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the accounting guidance for settlements of convertible debt instruments that occur after the adoption of ASU 2020-06. The amendments specify that an issuer must apply the induced-conversion model when it offers a sweetener or other consideration that is incentive-based and is not required under the original contractual terms of the instrument, regardless of whether the settlement is structured as a conversion or as an extinguishment of the debt. The Company adopted the amendments using the prospective approach. Adoption of ASU 2024-04 did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The update introduces two major simplifications to the CECL model for current accounts receivable and contract assets, aiming to reduce cost and complexity—especially for private companies and NFPs. This pronouncement becomes effective for fiscal years beginning after December 15, 2025. The Company does not believe this accounting pronouncement will have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company does not yet have sufficient revenue to cover its operating expenses . These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increased revenue and private placement loans or institutional investors. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of December 31, 2025 and December 31, 2024, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the consolidated financial statements.

In February 2022 and February 2023, CETI entered into agreements with two different investors offering them a stock guarantee on share price within a three-year period of time. The first investor’s shares in February 2022, came due in February 2025 and CETI entered into an agreement to pay $100,000 in cash and shares to satisfy that guarantee. For the second investor, the Company accrued a liability as of December 31, 2025 and 2024 for the difference between share price on those dates and the guaranteed share price. The remaining guarantee is reported as Contingent liability of $190,000 at December 31, 2025. The two guarantees were reported as Contingent liabilities of $437,500 at December 31, 2024.
F-11

On December 9, 2024, CETI entered into an agreement with a company to provide consulting services to obtain funding of at least $25 million or more to fund CETI’s projects in the Middle East. The compensation under this agreement was $65,000 plus 0.5% of any monies raised. As of April 14, 2026, no money has been raised and the Company does not expect to raise capital under this agreement.

On December 21, 2024, CETI entered into a Financial Consulting Engagement Agreement (FCEA) to provide consulting services and identify potential sources of private and/or public financing of up to 50 million in British pound sterling The retainer fee was $35,000 and the success fee is 5% of the total money raised payable at 1% a year for five years. As of April 14, 2026, no money has been raised and the Company does not expect to raise capital under this agreement.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	December 31, 2025	December 31, 2024	Useful lifes
Equipment	$140,441	$600,398	5 to 20 years
Equipment - Turkey	1,031,512	170,162	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Less accumulated depreciation	(26,722)	—
Total	$1,151,231	$776,560

Depreciation expense for 2025 was $26,722. In 2024, no assets were placed in service for continuing operations so there is no depreciation expense.

NOTE 6 – INTANGIBLE ASSETS

The intangible assets consist of exclusive licenses for United States distribution obtained by the Company from KAM Biotechnology Ltd (“KAM”) in May 2023 and the agreement has a term of ten years. The asset is stated at the fair value of $758,501, less amortization from May to December of $50,567, for a net of $707,934. In October 2023, CETI signed an additional agreement with KAM for secured worldwide rights to most the licenses over a ten-year period of time and outright purchase of one license. CETI gave KAM 1,000,000 share of common stock which were valued at $0.37/share at the date of the transaction for a total of $370,000, less amortization from October to December of $7,708, for a net of $362,292. This, combined with the initial license acquisition, resulted in a total Intangible assets net balance of $1,070,226 as of December 31, 2023. For the year ending December 31, 2024, there was a total amortization of intangible assets of $112,850 resulting in net tangible asset balance of $957,377 at December 31, 2024. However, during 2024, KAM was declared insolvent. Intellectual property acquired by the Company was written off in the amount of $957,377 as of December 31, 2024.

NOTE 7 – DEBT

	December 31, 2025	December 31, 2024
Notes Payable	$199,001	$188,061
Note payable - related party	168,471	153,989
Convertible notes payable	3,097,443	2,262,263
Convertible notes payable - related party	22,000	22,000
	3,486,916	2,626,313
Debt discount	(537,434)	(327,056)
Total Debt	$2,949,481	$2,299,257

Short term	2,045,166	1,171,636
Long term	904,315	1,127,621
Total Debt	$2,949,481	$2,299,257

The following is a schedule of long-term debt and the years in which it is scheduled to mature:

Amount
2026	$2,045,166
2027	904,315
2028	—
$2,949,481

Notes payable

In February 2021, the Company purchased certain oil and gas production equipment in the Alvey Oil Field. The total purchase price was $450,000 ($389,046 after discount). As of December 31, 2024 and 2023, the Company had repaid $106,500 leaving a balance of $343,500. The remaining amount due was to be paid in installments. However, no further payments have been made as the parties are discussing the amount due the Company for operational expenses which exceed the amount the Company owes to the Estate of Danny Hyde, the creditor. This debt was sold to West Texas Coastal as part of the Alvey spin off which was effective October 14, 2025.

In September 2023, a related party issued a loan to the Company for a total amount of $153,989. The loan has a 12.5% interest rate and is currently past due as of December 31,2025 and is currently in default. In addition, in 2025, there was $14,482 accrued for expenses owed in the wind down of Axenic and part of this incurs interest at 8%.

In December 2023, the Company borrowed $100,000 from an individual with $62,000 and $100,000 outstanding as of December 31, 2025 and 2024, respectively. This loan does not have an expiration date and accrues interest at $250 day, of which $50 will be paid in cash and $200 in stock at $0.15 a share, when paid plus an additional $7,500 in cash. Accrued interest was $34,375 and $16,125 at December 31, 2025 and 2024, respectively.

In March 2024, the Company had two loans payable to an individual totaling $90,000. One loan of $50,000 was paid off in September 2024 and the other note principal balance was paid off in January 2025 and accrued interest of $35,900 remains due as of December 31, 2025. Accrued interest was $69,500 as of December 31, 2024. Each loan accrued interest at $125 a day and $39,000 and $6,500 of interest was paid in 2025 and 2024, respectively.

In December 2025, the Company had four loans payable to four individuals totaling $60,000. Each loan will have monthly payments beginning first full month following the commencement of revenues from a project with an amount equal to 10% of net revenue. Payments shall continue until 200% of the original loan principal is paid. Two loans will also each have 30,000 shares of common stock at par value ($0.001), one loan will have 60,000 shares of common and the last loan will have 160,000 shares of common. The term will remain open until earlier of capital is paid in full or 5 years. The value of the shares for the first two loans is $5,025, the third loan is $6,000 and the last loan is $9,600.

The Company had an outstanding balance on its line of credit of $54,381 and $48,061 as of December 31, 2025 and 2024, respectively, included in the notes payable, current maturities line of the balance sheet of $199,001 and $188,081. This is a revolving line of credit with a total line of $55,000 and an interest rate of 8.5%.

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001. In 2023, $3,000 of this note was converted into 3,000,000 shares of common stock. The note matured on September 23, 2020 and is currently in default.

During 2024, the Company raised a net of $2,582,650 from 47 convertible notes payable. The notes included a 8% interest rate and conversion rate between $0.10 - $0.25, with the exception of eight notes – For six notes totaling $750,000, they have the following terms, $150,000 of these notes bear interest at 10% and were payable at maturity of September 2024. The notes are convertible into common stock at issuer’s option beginning thirty days after issuance at $0.35 share. In addition, a total of 150,000 common shares were issued in April 2024 as additional loan incentive. For $300,000 of these notes, the interest rate was 9% with varying maturities in 2026 plus a total of 300,000 warrants priced at $0.80/share. The remaining $300,000 of these notes were at 10% interest with varying maturities in 2025 and 2026. For the two notes totaling $173,650, they bear interest at 8% and are paid back in installments which began on October 30, 2024 and December 30, 2024, respectively. The outstanding balance as of December 31, 2024 was $2,262,263 including accrued interest of $68,750. Amortization discount totaling $294,222 was recorded during the year ended December 31, 2024.

During 2024, the Company converted $3,673,037 of convertible notes payable, and accrued interest, into 28,170,065 shares of common stock. As of December 31, 2024, convertible notes payable outstanding consist of short-term convertible notes payable of $815,863 (net of discount of $24,400) and long-term convertible notes payable of $1,127,621 (net of discount of $318,779).

During 2025, the Company raised a net of $3,632,744 from 45 convertible notes payable. The notes included an 8% interest rate and conversion rate between $0.08 - $0.25, with the exception of seven notes totaling $714,744 which have a stated interest rate of 12% and are paid back in installments which began on July 15, 2025 and the final payment is due January 2027. The balance outstanding on these seven loans was $609,944 and $65,263 at December 31, 2025 and 2024, respectively.

During 2025, the Company converted $1,180,000 of convertible notes payable, and accrued interest, into 11,003,331 shares of common stock. As of December 31, 2025, $3,097,444 remain outstanding consisting of short-term convertible notes payable of $1,693,194, net of discount of $37,500 and long-term convertible notes payable of $1,404,250, net of discount of $499,935. Amortization discount of $536,495 was recorded during the year ended December 31, 2025.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

Some of the Company’s convertible promissory notes gave rise to derivative financial instruments which are based upon potential conversion if the loan is not paid off in cash or if the lender converts to stock for repayment. Historically the Company has always repaid the debt instead of allowing a conversion. However, for accounting purposes, we must account for the potential conversion.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of December 31, 2025 and 2024 and the amounts that were reflected in income related to derivatives for the year ended:

	December 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	31,204,555	$1,060,899
Warrant derivatives	277,778	11,045
Total	31,482,333	$1,071,944

	December 31, 2024
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	3,543,165	$387,238
Total	3,543,165	$387,238

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31, 2025	December 31, 2024
Embedded derivatives	$(204,186)	$161,122
Warrant derivatives	24,934	—
Loss on issuance of derivative	(2,068,536)	(191,162)
Total gain (loss)	$(2,247,788)	$(30,040)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date January 3, 2025 Note	Inception Date June 10, 2025 Note	Inception Date September 22, 2025 Note	Inception Date November 11, 2025 Note
Quoted market price on valuation date	$0.2400	$0.4625	$0.1680	$0.1400
Effective contractual conversion rates	$0.1495	$0.2665	$0.0960	$0.0840
Contractual term to maturity	0.87 Years	0.87 Years	0.85 Years	1.00 Year

Market volatility:
Volatility	116.47%-291.91%	148.93%-297.07%	139.46%-196.42%	108.20%-175.98%
Risk-adjusted interest rate	12%	12%	12%	12%

	Inception Date November 19, 2025 Note	Period Ended December 18, 2025	Period Ended December 26, 2025	Period Ended December 31, 2025
Quoted market price on valuation date	$0.1300	$0.0560	$0.0480	$0.0400
Effective contractual conversion rates	$0.0860	$0.0050	$0.0310	$ 0.005-0.0339
Contractual term to maturity	0.75 Years	2.00 Years	0.84 Years	0.29-1.96 Years

Market volatility:
Volatility	181.77%-321.83%	182.95%-307.62%	202.62%-346.00%	189.30%-380.88%
Risk-adjusted interest rate	12%	8%	12%	8%-12%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of December 31, 2025 and 2024.

	As of December 31, 2025	As of December 31, 2024
Balances at beginning of year	$387,238	$217,177
Issuances:
Embedded derivatives	2,259,520	595,722
Warrant derivatives	35,979	—
Gain on extinguishment	(1,431,541)	(264,539)
Changes in fair value inputs and assumptions reflected in income	(179,252)	(161,122)
Balances at end of year	$1,071,944	$387,238

NOTE 9 – RELATED PARTY TRANSACTIONS

At December 31, 2025 and 2024, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001 and is in default.

In September 2023, a related party loaned $153,989 to CETI. The loan term was two years and had interest only payments at 12.5%. The first six months interest plus closing costs were paid at time of closing. The closing costs and interest are being amortized over a six month and twenty-four month period of time, respectively. This resulted in expenses of $8,277 and $15,638 as of December 31, 2025 and 2024, respectively. The net outstanding balance is $153,989 and $145,712 at December 31, 2025 and 2024, respectively. This note is currently in default.

The Company paid various related parties for consulting services in the amounts of $421,510 and $409,850, during years ended December 31, 2025 and 2024, respectively. Some of these consulting fees were capitalized in property and equipment under well development costs for the years ended December 31, 2025 and December 31, 2024, nil and $30,000, respectively. Well Development costs were included in the spin off sale to West Texas Coastal which was effective October 14, 2025 and no longer shows as discontinued operations on the consolidated balance sheets.

At December 31, 2025 and 2024, the Company had accounts payable to various related parties for a total of $210,170 and $137,690.

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

During 2023, the Company changed the terms of this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 shares of common stock and were issued 16,667 shares of Series A Convertible Preferred Stock. As of December 31, 2025 and 2024, there are 16,671 shares of Series A Convertible Stock issued and outstanding.

During 2025, the lockup period for this series of stock was extended for four more years, plus optional two-year extension, for any transfer or conversion applicable to all current Series A shareholders as of December 19, 2025. This lockup period would also be applicable to any future holders of this stock.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock and had issued 67,448 shares. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock previously was convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of December 31, 2025 and 2024, there is one share of Series B Convertible Stock issued an outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock and issued all 50,000 shares. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of December 31, 2025 and 2024, there is one-half share of Series C Convertible Stock issued an outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of December 31, 2025 and 2024, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

NOTE 11 – STOCK OPTIONS AND WARRANTS

Stock option activity for the years  ended December 31, 2025 and 2024 summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2023	—	—	—
Issued	1,000,000	$0.3600	1.42
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2024	1,000,000	0.3600	0.93
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2025	1,000,000	0.3600	0.42
Options exercisable December 31, 2025	1,000,000	$0.3600	0.42

In connection with a different consulting agreement dated March 1, 2023, the Company initially agreed to pay 2,000,000 shares of common stock, along with a monthly consulting fee. This common stock was valued at $0.42 on the date of the agreement and was amortized equally over the six-month agreement. On July 1, 2023, the Company and consultant decided to amend the agreement so that the consultant would receive 3,250,000 warrants valued at $0.001 in replacement for the stock and extend the agreement until June 30, 2024. The agreement was amended again on September 15, 2023 resulting in an additional 500,000 warrants being issued and the agreement extended until September 15, 2024. This resulted in an additional $602,179 in consulting expenses which will be equally amortized over the following twelve months. The agreement was extended again on November 1, 2024 with another 800,000 warrants being issued valued at $215,962 and amortized equally over the eight-month term of the extended agreement.

During the years ended December 31, 2025 and 2024, the Company issued an aggregate 277,778 and 1,200,000 warrants in connection with convertible notes, respectively.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.231-0.3100
Effective contractual strike price	$0.0013 - 0.80
Market volatility	373% - 401%
Contractual term to maturity	2 Years
Risk-adjusted interest rate	3.98% - 4.87%

Stock warrant activity for the years ended December 31, 2025 and 2024 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2023	3,750,000	$0.001	1.50
Issued	1,200,000	—	—
Exercised	—	—	—
Cancelled	—	—	—
Warrants outstanding December 31, 2024	4,950,000	0.001	0.82
Warrants outstanding December 31, 2024	4,950,000	$0.001	0.82

Warrants exercisable December 31, 2024	4,950,000	$0.001	3.00
Issued	277,778	0.200	—
Exercised	4,550,000	—	—
Cancelled	—	—	—
Warrants outstanding December 31, 2025	677,778	0.550	1.65
Warrants exercisable December 31, 2025	677,778	0.550	1.65

NOTE 12 – DISCONTINUED OPERATIONS

In 2023, CETI was planning to spin-off the Alvey oil field operations into a new entity. Accordingly, the Company has categorized Alvey as discontinued operations in the consolidated financial statements for the years ended December 31, 2025 and 2024  .

Effective October 14, 2025 the Company completed its spinoff of the Alvey oil field operation to Texas Coastal Energy, Corp. (TCEC) in exchange for 8,600,000 shares of West Texas Resources, Inc (OTCID: WTXR).     While this transaction was being negotiated, TCEC completed a reverse merger through which it assumed control and operational stewardship of West Texas Resources, Inc. Operating under the WTXR banner, the company has expanded its portfolio of producing oil and gas wells and reinforced its strategy to revitalize legacy oil fields across Texas. The acquisition of the Alvey oil field further accelerates WTXR’s growth trajectory.

The Alvey oil field was originally acquired by CETI as a pilot site to test and refine its proprietary oil production enhancement technologies. Those efforts proved instrumental in demonstrating broader applications—extending beyond oil field optimization into large-scale remediation of contaminated oil, sludge, soil, and wastewater. As CETI’s technology and strategy have evolved, the Alvey asset no longer aligned with the Company’s core focus. By spinning off the Alvey asset, CETI can fully dedicate its resources to advancing a growing portfolio of domestic and international remediation projects. At the same time, CETI and its shareholders retain the opportunity to participate in the future value of the Alvey oil field through its continued development by a company with deep expertise in oil and gas production—ensuring the asset has a better chance to realize its full potential while CETI concentrates on its primary growth markets.

The assets, liabilities and results of operations related to Alvey, previously shown in discontinued operations, have been removed from Cyber Enviro-Tech, Inc. consolidated results of operations for the year ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024
Total revenue	$9,951	$20,362
Total cost of revenue	(2,409)	(5,707)
Gross profit	7,182	14,655
Operating expenses	(244,297)	(1,509,761)
Loss on sale of Alvey oil field	(1,225,399)	—
Loss from operations	(1,462,514)	(1,495,106)
Other income (expenses)	—	—
Loss before tax expense	(1,462,514)	(1,495,106)
Tax expense	—	—
Loss from operations of discontinued operations	$(1,462,514)	$(1,495,106)

The assets and liabilities of the discontinued operations at December 31, 2025 and 2024 are summarized below:

	As of December 31,
	2025	2024
Property and equipment, net	$—	$2,019,415
Texas Railroad Commission bond	—	62,537
Assets of discontinued operations, non-current	—	2,081,952
Total assets	$—	$2,081,952

Accounts payable	$—	$25,500
Accounts payable - related party	—	30,000
Note payable, current maturities	—	343,500
Liabilities of discontinued operations, current	—	399,000
Estimated asset retirement obligation	—	97,463
Liabilities of discontinued operations, non-current	—	97,463
Total liabilities	$—	$496,463

Property and equipment, at cost, for the discontinued operations consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024	Useful Lives
Equipment	$—	$802,016	5 to 20 years
Vehicles	—	61,000	5 to 15 years
Well development costs	—	1,395,461	*
Less accumulated depreciation	—	(176,525)	—
Property and equipment, net	$—	$2,081,952	—

* Once full production begins, Well development costs were to be depreciated using the units-of-production method based on barrels of oil produced. Full production did not occur so no depreciation was ever taken on this asset. In addition, as of December 31, 2024, it was determined the fair value of the Well Development costs exceeded their fair value and were written down by $1,395,980.

Depreciation expense for the discontinued operations for the years ended December 31, 2025 and 2024 was $nil and $73,272, respectively.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of nil and $1,395,461 at December 31, 2025 and 2024, respectively. The amount for 2024 is after a write down of $1,395,980 to estimated fair value.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the years ended December 31, 2025 and 2024, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the years ending December 31, 2025 and 2024, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities were reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At December 31, 2025 and 2024, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of- production method based on proved reserves and estimated salvage values. During the years ended December 31, 2025 and 2024, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the years ended December 31, 2025 and 2024, there was no impairment to proved properties.

To cover the estimated future asset retirement obligations ("ARO") related to its oil and gas properties, the Company maintains a $62,337 bond with the Railroad Commission of Texas (“RRC”). With the help of an outside consultant, the Company estimates it would take $5,000 to cap each of the 32 wells on the property so there is a potential liability of $97,463 to account for the total estimated cost if the Company decided to cap the wells. The bond ensures that the Company will cap any wells on the Alvey Oil Field that it decides are no longer productive.

Effective October 14, 2025 the Company completed its spinoff of the Alvey oil field operation to Texas Coastal Energy, Corp. (TCEC).  The assets, liabilities and results of operation including the aforementioned bond, related to the Alvey oil field, previously shown in discontinued operations, have been removed from Cyber Enviro-Tech, Inc. consolidated results of operations.

NOTE 13 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used as the effective tax rate. The Company filed an extension for Federal Income taxes for the year ended December 31, 2025 and the federal corporate tax return for 2024 has not been filed as of May 19, 2026.

Income taxes consist of the following components as of:

	December 31, 2025	December 31, 2024
Federal income tax benefit attributable to:
Current Operations	$1,270,465	$1,294,226
Less: Valuation Allowance	(1,270,465)	(1,294,226)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2025 and 2025, due to the following:

	December 31, 2025	December 31, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$3,976,675	$2,706,210
Less: Valuation Allowance	(3,976,675)	(2,706,210)
Net deferred tax asset	$—	$—

At December 31, 2025, the Company had a total net operating loss carry forwards of $18,936,548 which would result in a deferred tax asset of $3,976,675, an increase of $1,270,465 from 2024. At December 31, 2024, the Company had net operating loss carry forwards of $12,886,715 which would result in a deferred tax asset of $2,706,210, an increase of $1,294,226 from 2023. Net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, subject to applicable limitations, including the limitation that such losses may generally offset no more than 80% of taxable income in future taxable years. No tax benefit has been reported in December 2025 and 2024 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Utilization of the Company’s net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code if the Company has experienced, or experiences in the future, an ownership change. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 19, 2026, the date the consolidated financial statements were available to be issued. The following subsequent events were identified as potentially being material and requiring disclosure:

Subsequent to December 31, 2025, the Company entered into new loan arrangements with various lenders totaling $320,600. These borrowings consisted of the following:

•	a $35,000 loan repayable in equal weekly installments of $2,226 over 25 weeks;
•	a $110,000 convertible promissory note maturing on March 17, 2027, which is immediately convertible into shares of the Company’s common stock based on a variable conversion formula tied to market prices;
•	a $110,000 convertible promissory note maturing on March 30, 2027, which becomes convertible 165 days after issuance and includes variable conversion pricing based on market prices, with interest payable in shares of the Company’s common stock; and
•	three additional notes totaling $65,600 from Kim N Southworth, the wife of CETI’s CEO, consisting of: (i) a $28,000 note bearing interest at 25% per month for the first two months; (ii) a $17,600 note with an upfront loan fee of $2,000 plus $1,000 per month for two months; and (iii) a $20,000 note with an upfront loan fee of $2,000 plus $1,000 per month for two months.

On January 12, 2026, the Company commenced a Regulation A offering of up to 1,000,000,000 shares of common stock, par value $0.001 per share, at an offering price of $0.005 per share. On February 13, 2026, the Company reduced the offering price to $0.004 per share. On March 13, 2026, the Company terminated the Regulation A offering after raising $137,192.

On March 11, 2026, the Company issued one share of Special 2025 Series A Preferred Stock to Kim D. Southworth, the Company’s Chief Executive Officer. The Special 2025 Series A Preferred Stock was issued for voting control purposes.

On March 17, 2026, Dan Leboffe resigned as Chief Financial Officer, and Deborah Casper-Stone was appointed Chief Financial Officer. On April 30, 2026, Deborah Casper-Stone resigned as Chief Financial Officer, and Dan Leboffe was reinstated as Acting Chief Financial Officer.

On March 20, 2026, the Company entered into an Equity Purchase Agreement with Monroe Street Capital Partners, LP. Pursuant to the agreement, the Company has the right, but not the obligation, to sell to Monroe Street Capital Partners, LP up to $30,000,000 of the Company’s common stock from time to time during the commitment period, subject to the terms, conditions, limitations, and procedures set forth in the agreement.

On April 3, 2026, the Company created a new class of preferred stock designated as Series D Convertible Preferred Stock, with 5,000,000 shares authorized and a par value of $0.001 per share. The Series D Convertible Preferred Stock has a one-year lockup period from the date of issuance and is convertible into shares of common stock at a ratio of ten shares of common stock for each share of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock also has voting rights equivalent to the common stock on an as-converted basis. In 2026, three shareholders agreed to convert an aggregate of 19,404,168 shares of common stock into 1,940,417 shares of Series D Convertible Preferred Stock.

On April 6, 2026, Dan Leboffe resigned from the Company’s Board of Directors and joined the Company’s newly created Advisory Board. Also on April 6, 2026, the Company announced the creation of its Advisory Board and appointed Brian Feingold and Dan Leboffe as members. Mr. Leboffe, the Company’s former Chief Financial Officer and former director, transitioned to the Advisory Board. Mr. Feingold has over 30 years of experience across emerging technologies and global markets, including strategic alliances, mergers and acquisitions, capital formation, and electrical engineering.

On April 7, 2026, the Company appointed Brianna Stoecklein, Chief Executive Officer of AirPower USA, to the Company’s Board of Directors. Ms. Stoecklein’s appointment is intended to support the Company’s strategic alignment with its exclusive AirPower manufacturing and distribution agreement. In addition, the Company provided AirPower USA 5.5M common shares of stock and 40K shares of Series A Preferred stock as collateral on the agreement.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2025.

Based on this evaluation, these officers concluded that, as of December 31, 2025 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission.  The conclusion that our disclosure controls and procedures were not effective was due to the Company lacking in pre-planning for expenses and documentation of all transactions.

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

Under the supervision of our chief executive officer, being our principal executive officer, and our chief financial officer, being our principal financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal controls over financial reporting had strengthened during the year ended December 31, 2025 , but were not effective at December 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim consolidated financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and ineffective risk assessment; and
(2)	insufficient written policies and procedures for documenting all transactions with vendors.

Our management is currently evaluating remediation plans for the above deficiencies. The Company anticipates revenue growth in 2026 and expects to increase hiring which will provide better segregation of duties and internal controls.

ITEM 9B. OTHER INFORMATION.

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers of Cyber Enviro-Tech, Inc.

The following sets forth information about our directors and executive officers:

NAME	AGE	POSITION/INITIAL ELECTION	APPOINTMENT DATE

Kim D. Southworth	66	Chief Executive Officer and Director	September 3, 2020
Dan Leboffe	68	Chief Financial Officer	February 7, 2022
Don Gritten	42	Director	July 3, 2025
Brook Brost	32	Director	June 6, 2025 to July 3, 2025

Kim D. Southworth, Chief Executive Officer and Director

Kim D. Southworth, CEO – Mr. Southworth has more than 38 years in the corporate world, holding key roles in management, administration and corporate finance. He is the founder and senior partner of Advanced Business Strategies, a venture catalyst firm assisting early stage, high growth technology companies in the development, expansion, and execution of their business plans. He has served as founder, president, CEO and consultant for numerous companies and industries, including oil & gas, biotech, instore digital music and advertising, ballistic armor and fuel treatment technologies.

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

Dan Leboffe, Chief Financial Officer

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

 Don Gritten, Director

Mr. Donald (“Don”) Gritten Jr. has served as a Director of Cyber Enviro Technologies, Inc. (OTCQB: CETI) since June 2024. Mr. Gritten is a business leader, strategist, and post-M&A consultant with over two decades of experience guiding multi-state and international ventures. He is recognized for corporate transformation and turnaround leadership, including stabilizing distressed operations and scaling companies through disciplined execution. A former U.S. Army Sergeant, Mr. Gritten has played key roles in eight businesses and has helped guide two companies through public listings, one on the U.S. OTC markets and another on the Australian Securities Exchange (ASX). He previously served as Co-Founder and President/Chief Executive Officer of Botanic Wellness Ltd. (ASX) from 2020 to 2024 and Co-Founder and President/Chief Executive Officer of Live Opulent Inc. from 2018 to 2023.

Selected Experience

  Dec 2024 to Present: GM, Director, Cyber Enviro Technologies, Inc. (OTCQB: CETI).
  2020 to 2024: Co-Founder and President/Chief Executive Officer, Botanic Wellness Ltd. (ASX).
  2018 to 2023: Co-Founder and President/Chief Executive Officer, Live Opulent Inc.
  U.S. Army: Served as a Sergeant.

Item 11. Executive Compensation.

The following table sets forth the compensation of our Executive Officers for the years ending December 31, 2025 and 2024 these amounts were paid as consulting fees.

Summary Compensation Table:

Name And Principal position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation($)	Total($)

Kim D. Southworth, Director & CEO	2025	$120,000	$0	$0	$0	$0	$0	$0	$120,000
	2024	$120,000	$0	$0	$0	$0	$0	$0	$120,000

Dan Leboffe, Director & Treasurer	2025	$102,000	$0	$0	$0	$0	$0	$0	$102,000
	2024	$102,000	$0	$0	$0	$0	$0	$0	$102,000

Don Gritten, Director	2025	$50,400	$0	$0	$0	$0	$0	$0	$50,400
	2024	$0	$0	$0	$0	$0	$0	$0	$0

TJ Agardy, (Former President)	2025	$49,000	$0	$0	$0	$0	$0	$0	$49,000
	2024	$120,000	$0	$0	$0	$0	$0	$0	$120,000

Employment Agreements

None

Consulting Agreements

The officers of the Company are currently paid as consultants of the Company.

On July 27, 2025 the Company entered into a consulting agreement with Marshall Welch, for professional services wherein the Company paid 50,000 common shares.

On August 23, 2025 the Company entered into a consulting agreement with Deborah Casper-Stone, for professional services wherein the Company paid 50,000 common shares. Deborah Casper-Stone was appointed Chief Financial Officer on March 17, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding beneficial ownership of our stock as of December 31, 2025, by (i) each person who is known by us to own beneficially more than five percent (5%) of the outstanding shares of each class of our voting stock, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. We believe that each individual or entity named has sole investment and voting power with respect to the stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted:

As of December 31, 2025, 128,889,309 shares of common stock were issued and outstanding:

Name and Address (1)	Number of Shares Beneficially Owned

Kim D. Southworth, CEO and Director	9,983,333	7.7%

TJ Agardy, former President and Director	7,372,500\	5.7%

Dan Leboffe, CFO and Treasurer	4,648,352	3.6%

Winston McKeller, Director IR/PR	250,000	0.2%

Officers and Directors as a group (4 people)	22,254,185	17.3%

Item 13. Certain Relationships and Related Transactions, and Director Independence

At December 31, 2025 and 2024, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001.

In September 2023, a related party loaned $153,989 to CETI. The loan is currently due and has interest only payments at 12.5%. The first six months interest was paid and is being amortized over the six-month period of time. This note is currently in default.

During the years ended December 31, 2025 and 2024, the Company paid various related parties for consulting services in the amounts of $421,510 and $409,850 respectively. For the years ended December 31, 2025 and 2024, nil and $30,000, respectively, of the consulting fees were capitalized in property and equipment under well development costs.

Director Independence

We are not currently a “listed company” under SEC rules and are therefore not required to have a Board comprised of a majority of independent directors or separate committees comprised of independent directors. We currently do not have any independent directors as the term “independent” is defined by the rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services for years ended December 31, 2025 and  2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024

Audit Fees	$120,195	$89,055

Item 15. Exhibits.

(a) Exhibits

The following exhibits are filed with this Report on Form 10-K:

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Incorporation, as currently in effect	S-1	9/22/2022	3.1
3.2	Bylaws as currently in effect	S-1	9/22/2022	3.2
19.1	Insider Trading Policy	10-K	4/14/2025	19.1
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				XX
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Instance Schema				X
101.CAL	Inline XBRL Instance Calculation Linkbase				X
101.DEF	Inline XBRL Instance Definition Linkbase				X
101.LAB	Inline XBRL Instance Label Linkbase				X
101.PRE	Inline XBRL Instance Presentation Linkbase				X
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101).				X

XX Furnished herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2026.

CYBER ENVIRO-TECH, INC.

By:	/s/ Kim D. Southworth
Kim D. Southworth Chief Executive Officer

By:	/s/ Dan Leboffe
Dan Leboffe Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kim D. Southworth	Chief Executive Officer	May 19, 2026
Kim D. Southworth

/s/ Dan Leboffe	Chief Financial Officer	May 19, 2026
Dan Leboffe

