Form 10-Q
period 2026-03-31
Cyber Enviro-Tech, Inc.
filed 2026-06-23
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At June 22, 2026 there were 155,760,845 shares of the registrant’s Common Stock issued and outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

CYBER ENVIRO-TECH, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (Unaudited)		December 31, 2025 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents		$263,336	$50,230
Loans receivable		215,000	215,000
Investment in WTXR		203,368	203,368
Prepaid expenses and other current assets		240,592	269,519
Total current assets		922,296	738,117

Property and equipment, net		1,150,560	1,151,231
Long-term deposits		700,000	100,000
Total Assets		$2,772,856	$1,989,348
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable		$296,130	$359,490
Accounts payable – related parties		265,670	210,170
Accrued interest		389,450	309,487
Notes payable, current maturities		167,763	199,001
Notes payable, related party		168,471	168,471
Convertible notes payable, net of discount of $675,018 and $263,018 at March 31, 2026 and December 31, 2025, respectively		1,880,351	1,169,944
Convertible notes payable – related party		84,600	22,000
Contingent liabilities		—	190,000
Total current liabilities		3,252,435	2,628,563
	,
Notes payable - long term		84,199	—
Convertible notes payable, net of current maturities, and net of discount of $161,047 and $274,416 at March 31, 2026 and December 31, 2025, respectively		721,953	1,390,065
Derivative liability		2,980,138	1,071,944
Total Liabilities		7,038,725	5,090,572
Commitments and contingencies (Note 4)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 56,671 and 16,671 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		57	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		—	—
Series D Convertible Preferred Stock, par value $0.001, 5,000,000 shares authorized; 1,940,417 and nil shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		1,940	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and 0 outstanding as of March 31, 2026 and December 31, 2025, respectively		—	—
Special 2025 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 and nil share issued and outstanding as of March 31, 2026 and December 31, 2025, respectively		—	—
Common Stock, par value $0.001, 650,000,000 shares authorized, 149,860,845 and 128,889,309 shares issued and outstanding, as of March 31, 2026 and December 31, 2025, respectively		149,876	128,904
Additional paid-in capital		17,822,326	15,978,681
Common stock to be issued		641,646	1,611,148
Treasury stock, at cost		(66,400)	(66,400)
Accumulated deficit		(22,815,314)	(20,753,574)
Total Stockholders’ Deficit		(4,265,869)	(3,101,224)
Total Liabilities and Stockholders’ Deficit		$2,772,856	$1,989,348

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

	2026	2025

Operating Expenses:
Professional fees	$62,913	$151,120
General and administrative	173,843	218,648
Consulting	176,534	515,189
Total operating expenses	413,290	884,957

Loss from continuing operations	(413,290)	(884,957)

Other Income (Expense):
Change in fair value of derivatives	(366,009)	(202,710)
Loss on issuance of derivatives	(1,086,158)	(17,676)
Gain on extinguishment of derivative liability	28,573	351,971
Change in fair value of contingent liability	174,675	15,000
Interest income	3,366	3,288
Interest expense	(402,897)	(331,723)
Total other expense, net	(1,648,450)	(181,850)

Loss from continuing operations	(2,061,740)	(1,066,807)

Discontinued Operations:
Loss from operations of discontinued operations	—	(81,274)
Total Discontinued Operations	—	(81,274)

Net loss before income taxes	(2,061,740)	(1,148,081)
Provision for income taxes	—	—
Net Loss	$(2,061,740)	$(1,148,081)

Net loss attributable:
Non-controlling interest	$—	$(4,530)
Common stockholders	(2,061,740)	(1,143,551)
Net loss	$(2,061,740)	$(1,148,081)

Loss per share, basic and diluted	$(0.01)	$(0.01)
Weighted average shares outstanding, basic and diluted	155,230,324	110,756,892

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred		Common Stock			CS to be Issued			Accum	Non Controlling
Description	Shares	Amt	Shares	Amt	APIC	Shares	Amt	Treasury	Deficit	Interest	Total

Balance, December 31, 2024	16,671	$17	108,159,556	$108,120	$12,165,669	1,954,250	$373,443	$(66,400)	$(13,129,093)	$45,985	$(502,259)
Shares issued for services	—	—	—	—	—	125,000	47,500	—	—	—	47,500
Shares issued for exercised warrants	—	—	1,991,930	2,011	26,976	—	—	—	—	—	28,987
Shares issued for interest	—	—	76,553	76	14,947	255,361	43,670	—	—	—	58,693
Shares issued for conversion of convertible notes payable	—	—	1,109,165	1,130	216,370	3,520,650	685,000	—	—	—	902,500
Net loss	—	—	—	—	—	—	—	—	(1,143,551)	(4,530)	(1,148,081)
Balance, March 31, 2025	16,671	$17	111,337,204	$111,337	$12,423,962	5,855,261	$1,149,613	$(66,400)	$(14,272,644)	$41,455	$(612,660)

Balance, December 31, 2025	16,671	$17	128,889,309	$128,904	$15,978,681	13,663,352	$1,611,148	$(66,400)	$(20,753,574)	$—	$(3,101,224)
Shares issued for cash			29,047,900	29,048	108,144	—	—	—	—	—	137,192
Shares issued for services	1	—	—	—	—	117,000	23,400	—	—	—	23,400
Shares issued pursuant to manufacturing and distribution agreement	40,000	40	—	—	599,960	—	—	—	—	—	600,000
Common shares exchanged for preferred shares	1,940,417	1,940	(19,404,168)	(19,404)	17,464	—	—	—	—	—	—
Shares issued to cover stock price guarantee	—	—	—	—	—	250,000	15,325	—	—	—	15,325
Shares issued for interest	—	—	827,804	828	78,577	(276,239)	(8,227)	—	—	—	71,178
Shares issued for conversion of convertible notes payable	—	—	10,500,000	10,500	1,039,500	(9,500,000)	(1,000,000)	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	(2,061,740)	—	(2,061,740)
Balance, March 31, 2026	1,997,089	$1,997	149,860,845	$149,876	$17,822,326	4,254,113	$641,646	$(66,400)	$(22,815,314)	$—	$(4,265,869)

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

 (Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(2,061,740)	$(1,148,081)
Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of derivatives	366,009	202,710
Change in fair value of contingent liabilities	(174,675)	—
Loss on issuance of derivatives	1,086,158	17,676
Gain on extinguishment of derivative liability	(28,573)	(351,971)
Stock compensation	23,400	47,500
Warrants issued for services	—	28,987
Amortization of debt discount	225,493	228,449
Depreciation and amortization expense	671	1,965
Changes in operating assets and liabilities
Prepaid expenses and other current assets	28,927	(48,574)
Accounts payable	(63,360)	(34,215)
Accounts payable - related parties	55,500	23,275
Accrued interest	128,521	76,416
Contingent liabilities	(15,325)	(65,000)
Net cash used in operating activities from continuing operations	(428,994)	(1,020,863)

Cash flows from investing activities:
Purchase of property and equipment	—	(87,350)
Issuance of loan receivable	—	(5,000)
Net cash used in investing activities from continuing operations	—	(92,350)

Cash flows used financing activities:
Shares issued for cash	137,192	—
Repayment of convertible notes payable	(104,075)	(104,338)
Proceeds from convertible notes payable	495,000	922,500
Proceeds from related party convertible notes payable	65,600	—
Proceeds from notes payable	64,064	400,000
Repayment of notes payable	(12,681)	(68,500)
Repayment of notes payable from related party	(3,000)	—
Net cash provided by financing activities from continuing operations	642,100	1,149,662

Net change in cash and cash equivalents from continuing operations	213,106	36,449

Cash flow from discontinued operations:
Net cash from operating activities from discontinued operations	—	2,616
Net cash from investing activities from discontinued operations	—	—
Net cash from financing activities from discontinued operations	—	—
Net change in cash and cash equivalents from discontinued operations	—	2,616

Cash and cash equivalents at beginning of year	50,230	59,411
Cash and cash equivalents at end of period	$263,336	$98,476

Cash paid during the period for:
Interest	$19,156	$—
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for conversion of convertible notes payable and accrued interest	$121,178	$961,193
Shares issued for deposit on distribution and manufacturing agreement	$600,000	$—
Derivative liability	$1,570,758	$56,585
Shares issued for stock price guarantee	$15,325	$—
Debt discount	$529,600	—
Preferred to common stock exchange	$19,404	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc. (CETI) is an environmental technology company focused on sustainable solutions for the remediation of contaminated industrial wastewater, with an initial emphasis on the oil and gas sector. The Company develops and deploys proprietary equipment, biochemical products, and treatment processes to address complex hazardous waste and environmental challenges across global markets.

CETI has entered into a manufacturing and distribution agreement with Air Power USA to commercialize deployable, zero-emission energy systems. Powered by compressed air and designed for off-grid applications, these systems provide scalable, continuous power with no fuel and no emissions. This capability complements CETI’s environmental solutions and strengthens its value proposition to industrial clients.

The Company is headquartered in Scottsdale, Arizona, with additional offices in Istanbul, Turkey, and Dubai, United Arab Emirates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The unaudited consolidated financial statements and related disclosures as of March 31, 2026, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In management’s opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2025, and 2024 included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on May 20, 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year ended December 31, 2026.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of CETI and CETI Axenic, Inc (“Axenic”). Axenic is a majority owned subsidiary of CETI which discontinued operations on December 31, 2025. All significant intercompany balances and transactions have been eliminated for 2025. As of December 31, 2025, the investment in Axenic has been written off resulting in a nil balance.

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Advertising Policy

The Company expenses advertising and public relations costs, including costs associated with press release distribution and investor awareness activities, as incurred. Such costs are included in general and administrative expenses in the consolidated statements of operations. Advertising and promotional costs were nil 0 and $16,554 for the periods ended March 31, 2026 and March 31, 2025, respectively.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2026 and December 31, 2025.

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

The Company determines the fair value of its investments in accordance with Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. Investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. Investments valued using quoted prices in active markets for identical securities are classified as Level 1. Investments valued using observable inputs other than quoted prices in active markets are classified as Level 2. Investments valued using significant unobservable inputs, including management assumptions, discounts for lack of marketability, limited trading volume, restrictions on transfer, or valuation techniques prepared with the assistance of a valuation specialist, are classified as Level 3.

As of March 31, 2026, the Company’s investment in West Texas Resources, Inc. (“WTXR”) was measured at fair value and classified as a Level 3 investment. Although WTXR’s common stock is quoted on the OTC market, the stock is thinly traded and the Company’s fair value determination was not based solely on the quoted market price. The Company considered available market data and other valuation inputs, including the limited trading activity of WTXR’s common stock and other relevant factors, in determining fair value. As of March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in WTXR was $203,368.

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Loans Receivable

In November 2023 and March 2024, CETI provided two Short-Term Capital Bridge Loans totaling $190,000 to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S. a Turkish Corporation ("DELTA"). The notes are currently due and are accruing simple interest at 6% per annum. Interest income was $2,811 for the periods ending March 31, 2026 and 2025. DELTA is a partner in CETI’s overseas operations and the Company does not have a concern about the collectability of the Company’s loans. Interest income receivable is part of prepaid and other current assets on the consolidated balance sheets.

CETI provided a Short-Term Capital Bridge Loan totaling $25,000 to Donald Goree, CEO of West Texas Resources, Inc. (OTCID: WTXR). The loan is currently due and is accruing simple interest at 9% per annum. Interest income was $555 and $57 for the periods ended March 31, 2026 and March 31, 2025, respectively. Interest income receivable is part of prepaid and other current assets on the consolidated balance sheets.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in Topic 360 of the ASC, the Company assesses the recoverability of the carrying value of its long-lived   assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Accounting for Majority-Owned Subsidiary

The Company consolidates the financial statements of majority-owned subsidiaries in accordance with U.S. GAAP. A subsidiary is classified as majority-owned when the Company owns more than 50% of its voting shares, giving it control over the subsidiary's operations and financial policies.

In the unaudited consolidated financial statements, all intercompany transactions, balances, and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated. The financial position, results of operations, and cash flows of each majority-owned subsidiary are fully consolidated with the portion attributable to non-controlling interests presented as a separate line item in the equity section of the consolidated balance sheets and as a separate component of net income in the consolidated statements of operations. For the three-month period ended March 31, 2025, there was a non-controlling interest loss of $4,530 and no loss in 2026 since the subsidiary was closed down at the end of 2025.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Non-controlling interests represent the portion of equity in subsidiaries that is not attributable, directly or indirectly, to the Company.

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three months ended March 31, 2026 and 2025, the Company recorded $23,400 and $47,500 in stock-based compensation expense, respectively.

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

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2026:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$2,980,138	$2,980,138
Total	$—	$—	$2,980,138	$2,980,138

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2025:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$1,071,944	$1,071,944
Total	$—	$—	$1,071,944	$1,071,944

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

	Three months ended March 31,
	2026	2025
Warrants	2,422,222	2,950,000
Stock options	1,000,000	1,000,000
Common stock to be issued	4,254,113	5,855,261
Convertible notes payable	35,589,293	36,550,875
Embedded derivatives	70,008,281	1,849,420
Preferred stock	189,417,168	50,013,000
Total	302,691,077	98,218,556

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of March 31, 2026 and December 31, 2025, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the unaudited consolidated financial statements.

In February 2022 and February 2023, CETI entered into agreements with two different investors offering them a stock guarantee on share price within a three-year period of time. The first investor’s shares in February 2022, came due in February 2025 and CETI entered into an agreement to pay $100,000 in cash and shares to satisfy that guarantee. For the second investor, the Company accrued a contingent liability as of December 31, 2025 for the difference between share price on that date and the guaranteed share price. For March 31, 2026, the difference between the guaranteed share price of 80 cents and the high share price during the three year period ending was 6.13 cents so the Company issued additional common stock to cover the difference and there is no longer any contingent liability as of March 31, 2026. The balances were nil and $190,000 as of March 31, 2026 and December 31, 2025, respectively.

On December 9, 2024, CETI entered into an agreement with a company to provide consulting services to obtain funding of at least $25 million or more to fund CETI’s projects in the Middle East. The compensation under this agreement was $65,000 plus 0.5% of any monies raised. As of June 22, 2026, no money has been raised and the Company does not expect to raise capital under this agreement.

On December 21, 2024, CETI entered into a Financial Consulting Engagement Agreement (FCEA) to provide consulting services and identify potential sources of private and/or public financing of up to 50 million in British pound sterling The retainer fee was $35,000 and the success fee is 5% of the total money raised payable at 1% a year for five years. As of June 22, 2026, no money has been raised and the Company does not expect to raise capital under this agreement.

In April 2025, the Company received notice of litigation regarding its potential purchase of a salt water disposal facility in 2024 that it decided not to pursue. The outcome of this litigation is undetermined at this time but the Company believes that its counterclaims will exceed whatever the plaintiff is asking for therefore no accrual has been made as of March 31, 2026.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 5 – PROPERTY AND EQUIPMENT

As of March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	March 31, 2026	December 31, 2025	Useful Lives
Equipment	$140,441	$140,441	5 to 20 years
Equipment – Turkey	1,031,512	1,031,512	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Less accumulated depreciation	(27,393)	(26,722)	—
Property and equipment, net	$1,150,560	$1,151,231	—

There was $671 and $1,964 of depreciation expense recorded for the periods ended March 31, 2026 and March 31, 2025, respectively. The assets in Turkey are not yet placed in service and have not been depreciated.

NOTE 6 – LONG TERM DEPOSIT

On February 26, 2026 CETI entered into a five-year manufacturing and distribution agreement with AirPower USA a related party as of April 7, 2026, securing exclusive rights to manufacture and distribute compressed-air-powered energy generation systems across key international markets in the Middle East and Africa. These regions represent areas of significant demand for reliable, off-grid, and environmentally sustainable energy solutions. The total purchase price is $2.5M and it is scheduled to close in July of 2026. An initial deposit of which $600k has already been made using Series A convertible preferred stock and is recorded in the consolidated balance sheet as a long term deposit. The remaining balances are due in two payments – one on July 15, 2026 for $300k and $1.6M on December 31, 2026. If payments are not made on a timely basis, AirPower may convert the amount due into stock at the following conversion price - 65% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date which represents a discount rate of 35%.

NOTE 7 – DEBT

	March 31, 2026	December 31, 2025
Notes payable	$251,962	$199,001
Note payable – related party	168,471	168,471
Convertible notes payable	3,438,369	3,097,443
Convertible notes payable – related party	84,600	22,000
	3,943,402	3,486,915
Debt discount	(836,065)	(537,434)
	3,107,337	2,949,481

Short term	2,301,185	2,045,166
Long term	806,152	904,315
Total	$3,107,337	$2,949,481

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2026	$1,816,203
2027	2,043,000
2028	—
2029	—
2030	84,199
$3,943,402

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Notes payable

In September 2023, a related party issued a loan to the Company for a total amount of $153,939. The loan has a 12.5% interest rate and is currently past due as of March 31, 2026 and is in default. Accrued interest on this loan was $10,427 and $4,171 as of March 31, 2026 and December 31, 2025, respectively. In addition, in 2025, there was $14,482 accrued for expenses owed in the wind down of Axenic and part of this incurs interest at 8%. It is still due as of March 31, 2026 and the accrued interest expense as of March 31, 2026 is $248.

In December 2023, the Company borrowed $100,000 from an individual with $62,000 outstanding as of March 31, 2026 and December 31, 2025. This loan does not have an expiration date and accrues interest at $250 a day, of which $50 will be paid in cash and $200 in stock at $0.15 a share, when paid plus an additional $7,500 in cash. Accrued interest was $38,875 and $34,375 at March 31, 2026 and December 31, 2025, respectively.

In March 2024, the Company had two loans payable to an individual totaling $90,000. One loan of $50,000 was paid off in September 2024 and the other note principal balance was paid off in January 2025 and accrued interest of $36,786 and $35,900 remains due as of March 31, 2026 and December 31, 2025, respectively. Each loan accrued interest at $125 a day and nil and $39,000 was paid as of March 31, 2026 and December 31, 2025 respectively.

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

The Company had an outstanding balance on its line of credit of $53,642 and $54,381 as of March 31, 2026 and December 31, 2025, respectively, included in the notes payable, current maturities line of the consolidated balance sheets of $251,962 and $199,001. This is a revolving line of credit with a total line of $55,000 and an interest rate of 8.5%. This line of credit is personally guaranteed by Kim D. Southworth, CEO.

In February 2026, the Company took out a payments rights and purchase and sale agreement of $35,000 that was repayable at the rate of $2,226 per week over a 25-week period of time which equates to a total of $20,650 in interest. For the first quarter of 2026, $4,608 of interest has been recorded. Subsequent to quarter end, the Company took out a different short-term loan on May 12, 2026 that violated the terms of the February loan and the Company is in the process of resolving the issue.

In January and February 2026, three notes totaling $65,600 from Kim D. Southworth, the wife of CETI’s CEO, consisting of: (i) a $28,000 note bearing interest at 25% per month for the first two months; (ii) a $17,600 note with an upfront loan fee of $2,000 plus $1,000 per month for two months; and (iii) a $20,000 note with an upfront loan fee of $2,000 plus $1,000 per month for two months. These loans are collateralized by a $45,000 in equipment.

In March 2026, the Company took out a line of credit with QuickBooks via WebBank for $25,000 payable in equal installments of $2,428.56 over a 12 month period of time. The interest rate is 28.99% per annum. The balance as of March 31, 2026 was $25,000 since the first payment was not made until April 2026. This line of credit is personally guaranteed by Kim D. Southworth, CEO of CETI.

In March 2026, the Company took out a line of credit of $1,000 which was personally guaranteed by Kim D. Southworth, CEO. The balance was $935 as of March 31, 2026.

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured, non-interest bearing and convertible into shares of common stock at $0.001. In 2023, $25% per year. As of March 31, 2026 and December 31, 2025, the accrued interest was $6,856 and $5,500 respectively.

During 2025, the Company raised a net of $3,632,744 from 45 convertible notes payable. The notes included an 8% interest rate and conversion rate between $0.08 - $0.25, with the exception of seven notes totaling $714,744 which have a stated interest rate of 12% and are paid back in installments which began on July 15, 2025 and the final payment is due January 2027. The balance outstanding on these seven loans was $557,600 and $609,944 at March 31, 2026 and December 31, 2025, respectively.

During 2025, the Company converted $1,180,000 of convertible notes payable, and accrued interest, into 11,003,331 shares of common stock. As of December 31, 2025, $3,097,444 remain outstanding consisting of short-term convertible notes payable of $1,693,194, net of discount of $37,500 and long-term convertible notes payable of $1,404,250, net of discount of $499,935. Amortization discount of $536,495 was recorded during the year ended December 31, 2025. One of these loans was paid off in the first quarter of 2026 and the balance outstanding on these   loans was $505,869   and $609,944 at March 31, 2026 and December 31, 2025, respectively.

During the first three months of 2026, the Company converted $50,000 of convertible notes payable, and accrued interest, into 1,039,500 shares of common stock. As of March 31, 2026, $2,602,304 remain outstanding consisting of short-term convertible notes payable of $1,880,351, net of discount of $675,018 and long-term convertible notes payable of $721,953, net of discount of $161,047. Amortization discount of $230,970 was recorded during the three month period ended March 31, 2026.

In March 2026, the Company executed three convertible notes payable totaling $495,000. There were two notes of $110,000 each that had an original issue discount of 9.1% and one-time interest charge of $7,700. In addition, each note had a convertible feature of the lower of $0.10/share or 70% of the lowest trading price during the prior 20 trading day period of time. Both notes also had warrants convertible into 733,333 shares each of common stock at $0.15/share over the next five years. The remaining note payable of $275,000 had an original issue discount of $25,000 and 12% annual interest payable in common stock. The note is convertible after September 11, 2026 into common stock at 70% of lowest closing bid price during prior 10 trading days.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible notes payable gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of March 31, 2026 and December 31, 2025 and the amounts that were reflected in income related to derivatives for the period ended:

	March 31, 2026
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	67,986,059	$2,754,852
Warrant derivatives	2,022,222	225,286
Total	70,008,281	$2,980,138

	December 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	31,204,555	$1,060,899
Warrant derivatives	277,778	11,045
Total	31,482,333	$1,071,944

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Embedded derivatives	$(344,400)	$(202,710)
Loss on issuance of warrants derivatives	(14,194)	—
Loss on issuance of derivatives	(1,086,158)	(17,676)
Total gain (loss)	$(1,452,167)	$(220,386)

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

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date January 10, 2026 Note	Inception Date January 25, 2026 Note	Inception Date February 13, 2026 Note	Inception Date March 17, 2026
Quoted market price on valuation date	$0.038	$0.0150	$0.00411	$0.09
Effective contractual conversion rates	$0.014	$0.007	$0.0102	$0.003
Contractual term to maturity	0.16 Year	0.038 Years	0.077 Years	0.62 Year
Market volatility:
Volatility	376.29%	327.88%	513.89%	357.17%
Risk-adjusted interest rate	3.65%	3.77%	3.71%	3.69%

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Inception Date March 20, 2026 Note	Inception Date March 30, 2026 Note	Period ended March 31, 2026
Quoted market price on valuation date	$0.1113	$0.0839	$0.075
Effective contractual conversion rates	$0.010	$0.054	$0.0018-0.05376
Contractual term to maturity	0.61 Year	0.59 Years	0.04-1.72 Years
Market volatility:
Volatility	360.77%	369.88%	253.50-492.25%
Risk-adjusted interest rate	3.79%	3.73%	3.68-3.76%

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of March 31, 2026 and December 31, 2025.

	Period Ended March 31, 2026	Year Ended December 31, 2025
Balances at beginning of period	$1,071,944	$387,238
Issuances:
Embedded derivatives	1,378,124	2,259,520
Warrant derivatives	192,634	35,979
Gain on extinguishment of derivative liability	(28,573)	(1,431,541)
Changes in fair value inputs and assumptions reflected in income	366,009	(179,252)
Balances at end of period	$2,980,138	$1,071,944

NOTE 9 – RELATED PARTY TRANSACTIONS

At March 31, 2026 and December 31, 2025, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001 and is past due.

In September 2023, a related party loaned $153,989 to CETI. The loan was due in two years and had interest only payments at 12.5%. The first six months interest plus closing costs were paid at time of closing. The closing costs and interest are being amortized over a six month and twenty-four month period of time, respectively. This resulted in expenses of nil and $3,003 for the periods ended  March 31, 2026 and March 31, 2025, respectively. The net outstanding balance is $153,989 at March 31, 2026 and December 31, 2025, respectively. This note is currently in default.

In January and February 2026  , three notes totaling $65,600 from Kim N Southworth, the wife of CETI’s CEO, consisting of: (i) a $28,000 note bearing interest at 25% per month for the first two months; (ii) a $17,600 note with an upfront loan fee of $2,000 plus $1,000 per month for two months; and (iii) a $20,000 note with an upfront loan fee of $2,000 plus $1,000 per month for two months. These loans are collateralized by $45  ,000 of equipment.

On February 26, 2026, the Company entered into a manufacturing and distribution agreement with AirPower USA, securing exclusive territory rights to manufacture and distribute compressed-air-powered energy generation systems across key international markets. On April 7, 2026, the Company appointed Brianna Stoecklein, Chief Executive Officer of AirPower USA, to the Company’s Board of Directors. Ms. Stoecklein’s appointment is intended to support the Company’s strategic alignment with its exclusive AirPower manufacturing and distribution agreement and any transactions subsequent to this date would be considered related party transactions.

During periods ended March 31, 2026 and 2025, the Company paid various related parties for consulting services in the amounts of $55,500 and $127,875, respectively.

At March 31, 2026 and December 31, 2025, the Company had accounts payable to various related parties for a total of $265,670 and $210,170.

The above transactions and amounts are not necessarily what third parties would have agreed to.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

During 2023, the Company changed the terms of this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. During 2026, the Company issued 40,000 shares of this preferred stock to AirPower USA as a deposit on the Company’s manufacturing and distribution agreement with AirPower. As of March 31, 2026 and December 31, 2025, there are 56,671 and 16,671 shares, respectively, of Series A Convertible Stock issued and outstanding.

During 2025, the lockup period for this series of stock was extended for four more years, plus optional two-year extension, for any transfer or conversion applicable to all current Series A shareholders as of December 19, 2025. This lockup period would also be applicable to any future holders of this stock.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock had no voting Rights. Each share of Series B Preferred Stock is   convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of March 31, 2026 and December 31, 2025, there was one share of Series B Convertible Stock issued and outstanding.

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of March 31, 2026 and December 31, 2025, there was one-half share of Series C Convertible Stock issued and outstanding.

Series D Convertible Preferred Stock

In 2026, the Company designated 5,000,000 shares of Preferred Stock as Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock shall be convertible into ten (10) shares of the Company’s Common Stock, subject to the terms and conditions set forth in the Certificate of Designation; that each share of Series D Convertible Preferred Stock shall have voting rights equal to  ten (10) votes per share, voting together with the Common Stock as a single class, all shares of Series D Convertible Preferred Stock shall be subject to a one (1) year transfer and conversion lockup period from the date of issuance, during which such shares may not be transferred or converted, with no extension period. In event of the liquidation of the Company, the shareholders of Series D Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock. As of March 31, 2026, there were 1,940,417 shares of Series D Convertible Stock issued and outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of March 31, 2026 and December 31, 2025, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

Special 2025 Series A Preferred Stock

In 2026, the Company designated and issued one (1) share with 60 percent of the total voting power of the Company, on all matters, having no conversion rights, no dividends, no liquidation preference, and no economic rights, to be issued to the Chief Executive Officer, Kim D. Southworth, for voting control purposes only. This instrument was issued in lieu of the previously authorized Special 2020 Series A Preferred Stock, which included significant conversion rights. The current structure eliminates potential dilution while preserving voting control for governance purposes.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 11 – STOCKHOLDERS’ DEFICIT

Stock option activity, issued in 2023 in connection with a consulting agreement, for the three months ended March 31, 2026 and the year ended December 31, 2025 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2024	1,000,000	0.3600	0.93
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2025	1,000,000	0.3600	0.42
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding March 31, 2026	1,000,000	0.3600	0.18
Options exercisable March 31, 2026	1,000,000	$0.3600	0.18

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

During the periods ended March 31, 2026 and December 31, 2025, the Company issued an aggregate 1,466,666 and 277,778 warrants in connection with convertible notes, respectively. Also, for the period ended March 31, 2026, the warrants issued in 2025 contained full ratchet price protection and an additional 277,778 warrants were issued to cover that at an expense of $7,415 and included as part of change in fair value of derivatives in the unaudited consolidated statements of operations.

.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.15 - 0.2500
Effective contractual strike price	$0.20 – 0.80
Market volatility	256% - 401%
Contractual term to maturity	0.5 - 5 years
Risk-adjusted interest rate	3.75% - 4.21%

Stock warrant activity for three months ended March 31, 2026 and the year ended December 31, 2025 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2024	4,950,000	$0.001	3.00
Issued	277,778	0.200	—
Exercised	(4,550,000)	—	—
Cancelled	—	—	—
Warrants outstanding December 31, 2025	677,778	0.55	1.65

Warrants exercisable December 31, 2025	677,778	$0.55	1.65
Issued	1,466,666	0.15	5.00
Warrants issued under full ratchet protection	277,778	0.15	2.68
Exercised	—	—	—
Cancelled	—	—	—
Warrants outstanding March 31, 2026	2,422,222	0.29	3.60
Warrants exercisable March 31, 2026	2,422,222	$0.29	3.60

Common Stock

During the three months ended March 31, 2025, the Company issued 1,991,930 shares of stock for exercised warrants totaling $28,987, issued 125,000 shares for services for $47,500, and issued 4,961,709 shares for $961,193 worth of convertible debentures plus interest.

During the three months ended March 31, 2026, the Company conducted a Regulation A offering pursuant to Regulation A under the Securities Act of 1933, as amended, through which the Company offered and sold shares of its common stock to investors. The Company raised $137,192 from the sale of 29,047,900. The Company terminated this offering March 12, 2026.

Also during the 1st quarter of 2026, the Company issued 117,000 shares of stock for $23,400 to a consultant for services rendered, exchanged 19,404,168 shares of common stock for 1,940,417 shares of Series D Convertible preferred shares, issued 11,327,804 shares for $121,178 worth of convertible debentures plus interest and issued 250,000 shares for $15,325 to cover a stock price guarantee.

Equity Purchase Agreement

On March 20, 2026, the Company entered into an Equity Purchase Agreement with Monroe Street Capital Partners, LP, providing the Company the right to sell up to $30.0 million of common stock over a 24-month period, subject to certain conditions. In connection with the agreement, the Company issued 3,000,000 commitment shares and may issue additional shares upon the achievement of specified funding milestones. The related shares are subject to registration rights. No shares have been sold as of March 31, 2026.

NOTE 12 – DISCONTINUED OPERATIONS

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

	Three Months Ended March 31,
	2026	2025
Total revenue	$—	$—
Total cost of revenue	—	—
Gross profit	—
Operating expenses	—	81,274
Loss from operations	—	(81,274)
Other income (expenses)	—	—
Loss before tax expense	—	(81,274)
Tax expense	—	—
Loss from operations of discontinued operations	$—	$(81,274)

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Since the Alvey oil field wass sold during 2025, there are no assets and liabilities of the discontinued operations at March 31, 2026 and December 31, 2025.

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of zero at March 31, 2026 and December 31, 2025.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three months ended March 31, 2026 and 2025, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the three months ending March 31, 2026 and 2025, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At March 31, 2026 and December 31, 2025, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. During the three months ended March 31, 2026 and 2025, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the three months ended March 31, 2026 and 2025, there was no impairment to proved properties.

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

Revisions to the liability could occur due to changes in estimated abandonment costs, changes in well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of wells

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

NOTE 13 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used as the effective tax rate. The Company filed an extension for Federal Income taxes for the year ended December 31, 2025 and the Federal corporate tax return for 2024 has not been filed as of June 22, 2026.

Income taxes consist of the following components as of:

	Three months ended March 31, 2026	Three months ended March 31, 2025
Federal income tax benefit attributable to:
Current Operations	$170,692	$271,880
Less: Valuation allowance	(170,692)	(271,880)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended March 31, 2026 and December 31, 2025, due to the following:

	March 31, 2026	December 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$4,147,367	$3,976,675
Less: Valuation allowance	(4,147,367)	(3,976,675)
Net deferred tax asset	$—	$—

At March 31, 2026 and December 31, 2025, the Company had net operating loss carry forwards of $19,749,369 and $18,936,548, respectively. In addition, there was an increase of $170,692 in valuation allowance for the first three months of 2026.

Net operating losses generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, subject to applicable limitations, including the limitation that such losses may generally offset no more than 80% of taxable income in future taxable years. No tax benefit has been reported in December 2025 and 2024 unaudited consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Utilization of the Company’s net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code if the Company has experienced, or experiences in the future, an ownership change. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – SUBSEQUENT EVENTS

On April 3, 2026, the state of Wyoming recorded formation of a new class of preferred stock designated as Series D Convertible Preferred Stock, with 5,000,000 shares authorized and a par value of $0.001 per share. The Series D Convertible Preferred Stock has a one-year lockup period from the date of issuance and is convertible into shares of common stock at a ratio of ten shares of common stock for each share of Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock also has voting rights equivalent to the common stock on an as-converted basis. On March 18, 2026, the board of the Company approved the formation of this stock and then on March 25, 2026 approved the issuance of this stock effective as of March 31, 2026, for three shareholders to convert an aggregate of 19,404,168 shares of common stock into 1,940,417 shares of Series D Convertible Preferred Stock. As such, this transaction was included in the Company’s March 31, 2026 unaudited consolidated statements of stockholders’ deficit.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

On April 15, 2026, the Company borrowed $55,000 from a commercial lender at 7% interest rate and the ability of the lender at any time after issuance of the note to have the ability to convert at the lesser of 10 cents a share or 70% of the lowest traded price of the common stock on the OTCQB on any trading day during the twenty (20) trading days prior to the respective conversion date. In addition, the Company gave the lender 366,667 warrants priced at $0.15.

On April 30,2026, Deborah Casper-Stone resigned as CFO and Dan Leboffe was reinstated as CFO.

On May 5, 2026, the parties agreed to expand the distribution territory of CETI in consideration for 55 million shares of common stock held in reserve until completion of due diligence scheduled for July 2026.

May 5, 2026, for the AirPower agreement, the parties have agreed that the five year term will not begin until July 2026 and therefore any monies paid so far will be considered deposits.

On May 6, 2026, the Company borrowed $25,000 from an individual with a promise to pay back a total of $50,000 within twenty days. As of May 26, 2026, this loan is in default and is accruing a $300/day late penalty fee.

On May 11, 2026, the Company entered into a Sale of Future Receipts Agreement with Essentia Funding pursuant to which the Company received gross proceeds of $20,000. After deduction of a $2,000 origination fee, the Company received net proceeds of $18,000. Under the agreement, the Company sold $30,000 of future receivables and agreed to remit a specified percentage of future receipts until the purchased amount has been delivered. As an unintended consequence of taking out this loan, the Company violated the terms of a prior loan and is in the process of resolving the issue.

On May 28, 2026, the Company approved the issuance of 200K of Series D Convertible Preferred stock to Dan Leboffe, CFO, 20K of Series D Convertible Preferred stock to Brook Brost, office manager and 25K of Series D Convertible Preferred stock to Donald Gritten, director.

On June 17, 2026, the Company received notice of default on one of its loan for failure to file its 10-Q on a timely basis. Since the Company is close to filing its 10-Q, it is in conversation with the lender to resolve the issue.

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

GENERAL OVERVIEW

Business Background

Cyber Enviro-Tech, Inc. (CETI) is an environmental technology company focused on sustainable solutions for the remediation of contaminated industrial wastewater, with an initial emphasis on the oil and gas sector. The Company develops and deploys proprietary equipment, biochemical products, and treatment processes to address complex hazardous waste and environmental challenges across global markets.

CETI has entered into a manufacturing and distribution agreement with Air Power USA to commercialize deployable, zero-emission energy systems. Powered by compressed air and designed for off-grid applications, these systems provide scalable, continuous power with no fuel and no emissions. This capability complements CETI’s environmental solutions and strengthens its value proposition to industrial clients.

The Company is headquartered in Scottsdale, Arizona, with additional offices in Istanbul, Turkey, and Dubai, United Arab Emirates.

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

On October 6, 2020, the Company formally changed its name with the State of Wyoming from NexGen Holdings Corp to Cyber Enviro-Tech, Inc.

DESCRIPTION OF BUSINESS

Cyber Enviro-Tech, Inc. (CETI) is an environmental technology company focused on sustainable solutions for the remediation of contaminated industrial wastewater, with an initial emphasis on the oil and gas sector. The Company develops and deploys proprietary equipment, biochemical products, and treatment processes to address complex hazardous waste and environmental challenges across global markets.

CETI has entered into a manufacturing and distribution agreement with Air Power USA to commercialize deployable, zero-emission energy systems. Powered by compressed air and designed for off-grid applications, these systems provide scalable, continuous power with no fuel and no emissions. This capability complements CETI’s environmental solutions and strengthens its value proposition to industrial clients.

The Company is headquartered in Scottsdale, Arizona, with additional offices in Istanbul, Turkey, and Dubai, United Arab Emirates.

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

Bio-Life Systems, Inc. until November 2001

Biolectronics, Corp. to April 1992

Electronic Biotek, Inc. April 1986

Business of the Cyber Enviro-Tech, Inc.;

Cyber Enviro-Tech, Inc. (CETI) is an environmental technology company focused on sustainable solutions for the remediation of contaminated industrial wastewater, with an initial emphasis on the oil and gas sector. The Company develops and deploys proprietary equipment, biochemical products, and treatment processes to address complex hazardous waste and environmental challenges across global markets.

On March 23, 2026 we announced we entered into a manufacturing and distribution agreement with AirPower USA, securing exclusive territory rights to manufacture and distribute zero-emission energy systems powered by compressed air across key international markets. This agreement provides CETI with a tangible, revenue-oriented platform through the deployment of AirPower's clean energy generation technology. The Company expects initial project activity and potential deployments in the second half of 2026, aligning with CETI's broader strategy to prioritize revenue-producing opportunities and scalable environmental solutions.

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

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for our water filtration system. As of June 22, 2026, the Company has agreements with several individuals who are pursuing a variety of opportunities but no contracts have been ratified so far.

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

Research and Development

For the periods ending March 31, 2026 and March 31, 2025, we spent approximately nil and $268k in research and development of our oil/water filtration products and process, respectively. In addition, from 2021 through December 31, 2024, approximately $3.4 million was invested in the Alvey Ranch Oil field to test our new technologies in opening up the downhole fractures and removing contaminants from the reservoir for increased oil production and these expenditures had been capitalized. Effective October 14, 2025, the Alvey oil field was sold to another company as the Company intends to focus its efforts on water and oil/soil remediation as well as clean energy production.

Personnel

As of March 31, 2026, we have no employees but the Company does have 7 full-time and part-time consultants.

Results of Operations for the Three Months Ending March 31, 2026 and 2025:

	2026	2025	$ Change	% Change
Revenue:
Gross sales	$—	$—	$—	0.00%
Cost of sales	—	—	—	0.00%
Gross margin	—	—	—	0.00%

Operating Expenses:
Professional fees	62,913	151,120	(88,207)	-58.4%
General and administrative	173,843	218,648	(44,805)	-20.5%
Consulting	176,534	515,189	(338,655)	-65.7%
Total operating expenses	413,290	884,957	(471,667)	-53.3%

Loss from continuing operations	(413,290)	(884,957)	471,667	-53.3%

Other Income (Expense):
Change in fair value of derivatives	(366,009)	(202,710)	(163,299)	80.6%
Loss on issuance of derivatives	(1,086,158)	(17,676)	(1,068,482)	6044.8%
Gain on extinguishment of derivative liability	28,573	351,971	(323,398)	-91.9%
Change in fair value of contingent liability	174,675	15,000	159,675	1064.5%
Interest income	3,366	3,288	78	2.4%
Interest expense	(402,897)	(331,723)	(71,174)	21.5%
Total other income (expense)	(1,648,450)	(181,850)	(1,466,600)	806.5%

Loss from continuing operations	(2,061,740)	(1,066,807)	(994,933)	93.3%

Discontinued Operations:
Loss from discontinued operations	—	(81,274)	81,274	-100.0%
Loss from discontinued operations	—	(81,274)	81,274	-100.0%

Net loss	(2,061,740)	(1,148,081)	(913,659)	79.6%

Net loss attributable:
Net loss attributable to noncontrolling interest	—	(4,530)	4,530	-100.0%
Net loss attributable to common stockholders	(2,061,740)	(1,143,551)	(918,189)	80.3%
Net loss	$(2,061,740)	$(1,148,081)	$(913,659)	79.6%

General and administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 were down by -20.5% versus 2025 largely due to a decrease in advertising and promotion of $16,554 and decrease in travel expense of $108,794 offsetting an increase in water sampling of $73,700. The Company resources were more constrained in 2026 and therefore travel was curtailed. The water sampling was done for a specific client in 2026 that the Company did not have in the first quarter of 2025.

Professional fees. These fees are largely made up of audit and audit-related fees ($32,913 and $48,920 during the periods ending March 31, 2026 and 2025 respectively) and legal fees ($30,000 and $31,500 during the periods ending March 31, 2026 and 2025, respectively) and, in 2025, another $66,250 worth of fees related to the Green Bond fundraising project.

Consulting Fees. Decreased by 65.7% or $338,655 due to a number of factors impacting 2025 and not 2026: Two consultants had amortization of their stock compensation finish in 2025, there were consulting expenses associated with the pursuit of the Green Bond, TJ Agardy, former President was still employed in the first quarter of 2025 and, lastly, a marketing expense plus cost of warrants totaled $137,981. These four items account for almost the entire decrease in 2026 vs 2025.

Other income (expense). Much of this increased loss of $1,466,600 relates to derivative accounting – changes in fair value of derivatives of $163,299, loss on issuance of derivative of $1,068,482, and a decrease in gain on extinguishment of $323,398. This derivative accounting is largely associated with commercial debt of which there was $1,063,469 as of March 31, 2026 versus $104,075 as of March 31, 2025. In addition, the increased commercial debt also impacted the increase in interest expense of $71,174 since the non-commercial convertible debentures were virtually unchanged between March 31, 2026 and 2025 at $2,437,500 and $2,487,000, respectively. Also, the change in fair value of the contingent liability improved and decreased by around $175,000 due to completion of the three year stock guarantee period and CETI’s share price being close to the guarantee during the last three years. All of this resulted in an increased loss of $1,466,600 year over year.

Net income (loss) from continuing operations. The above changes resulted in net loss of $2,061,740 in the first three months of 2026 compared to a net loss of $1,066,807 in 2025. Decreases in operating expenses of $471,667 were offset by the increase in other expense as noted above.

Discontinued operations: The Company sold the Alvey oil field in fourth quarter 2025, and this represents the non-capitalized expenses related to the Alvey.

Liquidity and Capital Resources

As of March 31, 2026, the Company had total assets of $2,772,856 including current assets of $922,296.  CETI also has current liabilities of $3,252,435 which consist of accounts payable of $561,800, accrued interest of   $389,450   and short-term convertible notes payable of $1,796,152, net of discount of $675,018, notes payable of $420,433 and convertible notes payable related party of $84,600. The Company also has $3,786,290 of long-term liabilities which consists convertible notes payable of $721,953, net of discount of $161,047, a derivative liability of $2,980,138 and notes payable long term of $84,199. CETI believes its ability to achieve commercial success and continued growth will be dependent upon its continued access to capital either through sale of additional convertible debentures, sale of our equity or cash generated from operations. The Company will attempt to obtain additional capital through private investors; however, CETI has no agreements or understandings with third parties at this time in regards to investing additional monies. To help fund operations, the Company is in the process of filing an S-1 to give it the ability to raise funds through sale of stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. As explained in Note 3, the Company does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

S-1 Registration Statements Effective January 2023 and December 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of June 22, 2026, none of the 10 million shares of common stock have been sold.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2026.

Based on this evaluation, these officers concluded that, as of March 31, 2026 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the Company was lacking in pre-planning for expenses and documentation of all transactions.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of our company's annual or interim unaudited consolidated financial statements could occur. In its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

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

Item 1A. Risk Factors.

As a “Smaller Reporting Company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
2/25/2025	New	168,860	Common	0.15	Mark Mitrev	Debt conv	Restricted
2/25/2025	New	84,804	Common	0.25	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
2/25/2025	New	1,991,931	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
3/20/2025	New	113,317	Common	0.1	Craig Cox	Debt conv	Restricted
3/20/2025	New	63,295	Common	0.2	Dan’l Mitchell	Debt conv	Restricted
3/20/2025	New	136,450	Common	0.2	Dr. Sea Sport, Steve Mikulak	Debt conv	Restricted
3/20/2025	New	218,276	Common	0.25	Nick Frost	Debt conv	Restricted
3/20/2025	New	269,830	Common	0.2	Jim Wade	Debt conv	Restricted
3/20/2025	New	130,885	Common	0.2	Robert Romanchek	Debt conv	Restricted
4/1/2025	New	127,050	Common	0	Cynthia Gosnell	Debt conv	Restricted

4/1/2025	New	27,905	Common	0.2	Kimberly Dukes	Debt conv	Restricted
4/1/2025	New	109,488	Common	0.25	Greg Paloolian	Debt conv	Restricted

45748	New	173713	Common	0.15	Justin Tripp	Debt conv	Restricted

4/1/2025	New	449,109	Common	0.25	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	1,202,716	Common	0.1285	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	34,693	Common	0.15	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
5/20/2025	New	50,537	Common	0.20	Jill Mossman	Debt conv	Restricted

5/20/2025	New	561044	Common	0.1	Fredric Colman	Debt conv	Restricted
5/20/2025	New	1,153,696	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
5/20/2025	New	138206	Common	0.2	Tahoe Sunrise LLC, Mark Schimpf	Debt conv	Restricted

5/20/2025	New	138,016	Common	0.20	Tahoe Shores LLC, Mark Schimpf	Debt conv	Restricted
5/20/2025	New	256,248	Common	0.20	NW Realty Advisors 401K Plan, Michael Dunn	Debt conv	Restricted
5/30/2025	New	135,546	Common	0.20	JPM Property Holdings, James MacPherson	Debt conv	Restricted
5/30/2025	New	241,736	Common	0.25	Justin Tripp	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
9/20/2025	New	129,125	Common	0.20	Casper-Stone Holdings	Services	Restricted
9/20/2025	New	800,000	Common	0.20	David Townley Paton	Cash	Restricted
9/20/2025	New	201,928	Common	0.25	Michael & Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
9/20/2025	New	201,620	Common	0.25	Jim Wade	Debt conv	Restricted
9/20/2025	New	130,177	Common	0.20	Grant Gardner	Debt conv	Restricted
9/20/2025	New	130,260	Common	0.20	Ryan Gardner	Debt conv	Restricted
9/26/2025	New	292,630	Common	0.20	Scott Jasper	Debt conv	Restricted
9/26/2025	New	563,120	Common	0.10	Scott Jasper	Debt conv	Restricted
9/26/2025	New	583,549	Common	0.0888	Scott Jasper	Debt conv	Restricted
9/26/2025	New	562,680	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,809	Common	0.0888	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Kutilek	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Seeman	Debt conv	Restricted
9/26/2025	New	582,192	Common	0.0888	Larry Grillo	Debt conv	Restricted
9/30/2025	New	2,736,585	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
9/30/2025	New	582,932	Common	0.0888	Joel Gale	Debt conv	Restricted
9/30/2025	New	100,000	Common	0.20	Eric Ingram	Cash	Restricted
9/30/2025	New	582,809	Common	0.0888	Barry Donner	Debt conv	Restricted
9/30/2025	New	50,813	Common	0.20	Casper-Stone Holdings	Services	Restricted
9/30/2025	New	1,060,000	Common	0.20	Jeff J. Jorgenson	Debt conv	Restricted
9/30/2025	New	581,822	Common	0.0888	Charles Merkel	Debt conv	Restricted
12/1/2025	New	103,748	Common		Dick Living Trust, dated 9/4/2003, and fifth amendment and restatement dated 10/20/2023, Cameron Dick, trustee	Debt conv	Restricted
12/1/2025	New	62,739	Common	0.20	Casper-Stone Holdings	Services	Restricted
12/1/2025	New	52,500	Common	0.20	Marshall Welch	Services	Restricted
12/1/2025	New	750,000	Common	0.00	Gary E Smith TTEE U/A DTD 05/14/93 Gary E Smith Living Trust	Debt conv	Restricted
12/1/2025	New	162,500	Common	0.20	Marshall Welch	Services	Restricted
12/31/2025	New	11,147,804	Common	0.1	DePrima-Donnelly Family Trust dated July 3rd, 2019, Anthony Deprima, trustee	Debt conv	Restricted
12/31/2025	New	30,000	Common	0.001	Louis DeLeon	Interest	Restricted
12/31/2025	New	60,000	Common	0.001	DePrima-Donnelly Family Trust dated July 3rd, 2019, Anthony Deprima, trustee	Interest	Restricted
12/31/2025	New	30,000	Common	0.001	James P. Wagner	Interest	Restricted
12/31/2025	New	60,000	Common	0.001	Neil Superfon	Interest	Restricted
1/14/2026	New	7,000,000	Common	0.005	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted
1/29/2026	New	7,000,000	Common	0.005	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted
2/6/2026	New	7,000,000	Common	0.005	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted
2/20/2026	New	8,047,900	Common	0.004	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted
2/26/2026	New	40,000	Preferred	15.00	Air Power USA, Brianna Stoecklein	Services	Restricted
3/11/2026	New	1	Preferred Special 2025 Series “A”	0.001	Kim D. Southworth	Services	Restricted
3/19/2026	New	200,000	Common	0.129	Monroe Street Capital	Interest	Restricted
3/19/2026	New	200,000	Common	0.129	Lambda Ventures	Interest	Restricted
3/31/2026	New	(9,983,333)	Common	0.001	Kim D. Southworth	Conversion to Preferred	Restricted
3/31/2026	New	(5,372,483)	Common	0.001	Chris Ivey	Conversion to Preferred	Restricted
3/31/2026	New	(4,048,352)	Common	0.001	CBI Group, LLC, Dan Leboffe	Conversion to Preferred	Restricted
3/31/2026	New	998,333	Series “D” Convertible Preferred	0.001	Kim D. Southworth	Conversion from Common	Restricted
3/31/2026	New	537,248	Series “D” Convertible Preferred	0.001	Chris Ivey	Conversion from Common	Restricted
3/31/2026	New	404,835	Series “D” Convertible Preferred	0.001	CBI Group, LLC, Dan Leboffe	Conversion from Common	Restricted

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

Item 3. Defaults Upon Senior Securities.

There is a loan of $22,000 from a related party that is due and payable and in default.

There is a loan of $62,600 from a related party that is due and payable and in default.

The Company took out a short-term loan on February 11, 2026 and then took out a subsequent short-term loan on May 12, 2026 that violated the terms of the February loan and the Company is in the process of resolving the issue.

On June 17, 2026, the Company received notice of default on one of its loan for failure to file its 10-Q on a timely basis. Since the Company is close to filing its 10-Q, it is in conversation with the lender to resolve the issue.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended March 31, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Principal Accounting Officer	June 22, 2026 June 22, 2026

