Form 10-Q
period 2026-06-30
Cyber Enviro-Tech, Inc.
filed 2026-08-14
CIK 1935092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

At August 13, 2026 there were 174,591,490  shares of the registrant’s Common Stock issued and outstanding.

 i

PART I—FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements.

CYBER ENVIRO-TECH, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,796	$50,230
Loans receivable	215,000	215,000
Investment in WTXR	387,500	203,368
Prepaid expenses and other current assets	450,244	269,519
Total current assets	1,059,540	738,117

Property and equipment, net	1,149,889	1,151,231
Long-term deposits	1,167,500	100,000
Total Assets	$3,376,929	$1,989,348
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$511,700	$359,490
Accounts payable – related parties	342,766	210,170
Accrued interest	538,412	309,487
Notes payable, current maturities	268,953	199,001
Notes payable, related party	153,989	168,471
Convertible notes payable, net of discount of $392,798 and $263,018 at June 30, 2026 and December 31, 2025, respectively	2,761,076	1,169,944
Convertible notes payable – related party	84,600	22,000
Contingent liabilities	—	190,000
Total current liabilities	4,661,496	2,628,563

Notes payable - long term	85,808	—
Convertible notes payable, net of current maturities, and net of discount of $137,671 and $274,416 at June 30, 2026 and December 31, 2025, respectively	99,829	1,390,065
Derivative liability	2,655,735	1,071,944
Total Liabilities	7,502,868	5,090,572
Commitments and contingencies (Note 4)
Stockholders’ Deficit:
Series A Convertible Preferred Stock, par value $0.001, 200,000 shares authorized; 56,671 and 16,671 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	57	17
Series B Convertible Preferred Stock, par value $0.001, 85,000 shares authorized; 1 share issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series C Non-convertible, Preferred Stock, par value $0.001, 50,000 shares authorized; 0.5 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Series D Convertible Preferred Stock, par value $0.001, 5,000,000 shares authorized; 1,940,417 and nil shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,940	—
Special 2020 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 share issued and 0 outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Special 2025 Series A Preferred Stock, par value $0.0001, 1 share authorized; 1 and nil share issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common Stock, par value $0.001, 650,000,000 shares authorized, 161,388,095 and 128,889,309 shares issued and outstanding, as of June 30, 2026 and December 31, 2025, respectively	161,403	128,904
Additional paid-in capital	18,667,534	15,978,681
Common stock to be issued, par value $0.001, 4,142,196 and 13,663,352 to be issued as of June 30, 2026 and December 31, 2025, respectively	630,776	1,611,148
Preferred stock to be issue0, par value $0.001, 22,250 and 0 to be issued as of June 30, 2026 and December 31, 2025, respectively	22,250	—
Treasury stock, at cost, par value $0.0001, 1 share issued and 0 outstanding as of June 30, 2026 and December 31, 2025.	(66,400)	(66,400)
Accumulated deficit	(23,543,499)	(20,753,574)
Total Stockholders’ Deficit	(4,125,939)	(3,101,224)
Total Liabilities and Stockholders’ Deficit	$3,376,929	$1,989,348

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

	Three Months Ending June 30, 2026	Three Months Ending June 30, 2025	Six Months Ending June 30, 2026	Six Months Ending June 30, 2025
Revenue:
Gross sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross margin	—	—	—	—

Operating Expenses:
Professional fees	99,697	31,991	162,610	183,111
General and administrative	94,553	266,911	268,396	485,559
Consulting	130,430	427,479	306,964	942,668
Total operating expenses	324,680	726,381	737,970	1,611,338

Operating loss from continuing operations	(324,680)	(726,381)	(737,970)	(1,611,338)

Other Income (Expense):
Change in fair value of derivatives	346,646	61,318	(19,363)	(141,392)
Loss on issuance of derivatives	(159,848)	(57,538)	(1,246,006)	(75,214)
Gain on extinguishment of derivative liability	173,430	10,601	202,003	362,572
Loss on extinguishment of debt	(379,644)	—	(379,644)	—
Change in fair value of contingent liabilities	—	10,000	174,675	25,000
Change in fair value of WTXR	184,132	—	184,132	—
Interest income	3,403	4,030	6,769	7,318
Interest expense	(571,624)	(168,001)	(974,521)	(499,724)
Total other expense, net	(403,505)	(139,590)	(2,051,955)	(321,440)

Loss from continuing operations	(728,185)	(865,971)	(2,789,925)	(1,932,778)

Discontinued Operations:
Loss from operations of discontinued operations	—	(117,320)	—	(198,594)
Total Discontinued Operations	—	(117,320)	—	(198,594)

Net Loss	$(728,185)	$(983,291)	$(2,789,925)	$(2,131,372)

Net provision for income taxes	—	—	—	—

Less net loss attributable to noncontrolling interest	—	12,559	—	17,089

Net loss attributable to common stockholders	$(728,185)	$(970,732)	$(2,789,925)	$(2,114,283)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average shares outstanding, basic and diluted	155,377,227	115,904,359	154,662,469	113,345,028

 The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Preferred		Common Stock			Stock to be Issued*			Accum	Non Controlling
Description	Shares	Amt	Shares	Amt	APIC	Shares	Amt	Treasury	Deficit	Interest	Total

Balance, December 31, 2024	16,671	$17	108,159,556	$108,120	$12,165,669	1,954,250	$373,443	$(66,400)	$(13,129,093)	$45,985	$(502,259)
Shares issued for services	—	—	—	—	—	125,000	47,500	—	—	—	47,500
Shares issued for exercised warrants	—	—	1,991,930	2,011	26,976	—	—	—	—	—	28,987
Shares issued for interest	—	—	76,553	76	14,947	255,361	43,670	—	—	—	58,693
Shares issued for conversion of convertible notes payable	—	—	1,109,165	1,130	216,370	3,520,650	685,000	—	—	—	902,500
Net loss	—	—	—	—	—	—	—	—	(1,143,551)	(4,530)	(1,148,081)
Balance, March 31, 2025	16,671	$17	111,337,204	$111,337	$12,423,962	5,855,261	$1,149,613	$(66,400)	$(14,272,644)	$41,455	$(612,660)

Shares issued for cash	—	—	—	—	—	1,000,000	200,000	—	—	—	200,000
Shares issued for services	—	—	—	—	—	71,429	27,143	—	—	—	27,143
Shares issued for interest	—	—	367,385	368	51,200	(18,518)	(2,217)	—	—	—	49,351
Shares issued for conversion of convertible notes payable	—	—	4,432,318	4,432	675,561	(2,117,319)	(285,000)	—	—	—	394,993
Net loss	—	—	—	—	—	—	—	—	(970,732)	(12,559)	(983,291)
Balance, June 30, 2025	16,671	$17	116,136,907	$116,137	$13,150,723	4,790,853	$1,089,539	$(66,400)	$(15,243,376)	$28,896	$(924,464)

Balance, December 31, 2025	16,671	$17	128,889,309	$128,904	$15,978,681	13,663,352	$1,611,148	$(66,400)	$(20,753,574)	$—	$(3,101,224)
Shares issued for cash			29,047,900	29,048	108,144	—	—	—	—	—	137,192
Shares issued for services	1	—	—	—	—	117,000	23,400	—	—	—	23,400
Shares issued pursuant to manufacturing and distribution agreement	40,000	40	—	—	599,960	—	—	—	—	—	600,000
Common shares exchanged for preferred shares	1,940,417	1,940	(19,404,168)	(19,404)	17,464	—	—	—	—	—	—
Shares issued to cover stock price guarantee	—	—	—	—	—	250,000	15,325	—	—	—	15,325
Shares issued for interest	—	—	827,804	828	78,577	(276,239)	(8,227)	—	—	—	71,178
Shares issued for conversion of convertible notes payable	—	—	10,500,000	10,500	1,039,500	(9,500,000)	(1,000,000)	—	—	—	50,000
Net loss	—	—	—	—	—	—	—	—	(2,061,740)	—	(2,061,740)

Balance, March 31, 2026	1,997,089	$1,997	149,860,845	$149,876	$17,822,326	4,254,113	$641,646	$(66,400)	$(22,815,314)	$—	$(4,265,869)
Common shares issued for services	—	—	—	—	—	66,750	13,350	—	—	—	13,350
Preferred shares issued for services	—	—	—	—	—	445,000	22,250	—	—	—	22,250
Shares issued pursuant to manufacturing and distribution agreement	—	—	5,500,000	5,500	462,000	—	—	—	—	—	467,500
Shares issued for interest	—	—	400,000	400	51,200	(178,667)	(24,220)	—	—	—	27,380
Loss on extinguishment of debt	—	—	5,627,250	5,627	332,008	—	—	—	—	—	337,635
Net loss	—	—	—	—	—	—	—	—	(728,185)	—	(728,185)
Balance, June 30, 2026	1,997,089	$1,997	161,388,095	$161,403	$18,667,534	4,587,196	$653,026	$(66,400)	$(23,543,499)	$—	$(4,125,939)

*

This column contains both common and preferred shares to be issued. For common stock to be issued, there were 4,142,196 and 13,663,352 common shares to be issued at June 30, 2026 and December 31, 2026, respectively at a value of $630,776 and $1,611,148, respectively. For preferred stock to be issued, there were 445,000 and nil preferred shares to be issued at June 30, 2026 and December 31, 2026, respectively at a value of $22,250 and nil, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

 (Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(2,789,925)	$(2,131,372)
Adjustments to reconcile net loss to net cash from operating activities:
Change in fair value of derivatives	19,363	141,392
Change in fair value of contingent liability	(174,675)	(25,000)
Change in fair value of WTXR	(184,132)	—
Loss on issuance of derivatives	1,246,006	75,214
Gain on extinguishment of derivative liability	(202,003)	(362,572)
Loss on extinguishment of debt	379,644	—
Stock compensation	59,000	74,643
Shares issued for exercised warrants	—	28,987
Amortization of debt discount	586,566	288,555
Depreciation and amortization expense	1,342	5,126
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(180,726)	(79,227)
Accounts payable	193,679	214,556
Accounts payable – related parties	118,346	—
Accrued interest	225,687	99,841
Contingent liabilities	—	(100,000)
Net cash used in operating activities from continuing operations	(701,828)	(1,769,857)

Cash flows from investing activities:
Purchase of property and equipment	—	(491,950)
Issuance of loan receivable	—	(30,000)
Net cash from investing activities from continuing operations	—	(521,950)

Cash flows from financing activities:
Repayment of convertible notes payable	(146,625)	(115,263)
Repayment of convertible notes payable – related parties	(3,000)	—
Proceeds from convertible notes payable	464,000	2,378,000
Proceeds from convertible notes payable – related parties	65,600
Proceeds from notes payable	211,834	—
Shares issued for cash	137,192	200,000
Repayment of notes payable	(70,607)	(110,061)
Net cash from financing activities from continuing operations	658,394	2,352,676

Net change in cash and cash equivalents from continuing operations	(43,434)	60,869

Cash flow from discontinued operations:
Net cash from operating activities from discontinued operations	—	12,134
Net cash from investing activities from discontinued operations	—	—
Net cash from financing activities from discontinued operations	—	—
Net change in cash and cash equivalents from discontinued operations	—	12,134

Cash and cash equivalents at beginning of year	50,230	59,411
Cash and cash equivalents at end of period	$6,796	$132,414

Cash paid during the period for:
Interest	$40,660	$18,780
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Shares issued for conversion of convertible notes payable and accrued interest	$407,215	$1,405,537
Shares issued for settlement of contingent liability	—	195,000
Recognition of debt discount	514,000	268,215
Recognition of derivative liability on note issuance	1,773,846	275,215
Shares issued for conversion of accrued interest	107,733	—
Shares issued for interest	9,175	—
Shares issued pursuant to manufacturing and distribution agreement	1,067,500	—
Shares issued pursuant to stock price guarantee	15,325	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

CYBER ENVIRO-TECH, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

The unaudited consolidated financial statements and related disclosures as of June 30, 2026, are unaudited, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In management’s opinion, these unaudited consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the interim periods. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements of the Company for the years ended December 31, 2025, and 2024 included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on May 20, 2026. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year ended December 31, 2026.

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

 Advertising Costs

Advertising costs are accounted for in accordance with Accounting Standards Codification (“ASC”) 720-35, Advertising Costs, which requires that such costs be expensed as incurred unless they meet the criteria for capitalization. Prepaid advertising costs may be recorded as assets if payment is made in advance of the advertisement and the benefit is expected to be realized in a future period.

The Company had no prepaid advertising as of June 30, 2026 and 2025, respectively. Advertising expense was $25,000 and $25,000 and $6,000 and $22,554 for the three and six months ending June 30, 2026 and 2025, respectively.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Allowance for Credit Losses

The Company evaluates its notes receivable and related accrued interest receivable for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses. Management estimates expected credit losses based on borrower-specific information, current conditions, and reasonable and supportable forecasts. An allowance is recorded when management determines that expected credit losses exist. As of June 30, 2026, management determined that no allowance for credit losses was required.

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

As of June 30, 2026, the Company’s investment in West Texas Resources, Inc. (“WTXR”) was measured at fair value and classified as a Level 3 investment. Although WTXR’s common stock is quoted on the OTC market, the stock is thinly traded and the Company’s fair value determination was not based solely on the quoted market price. The Company considered available market data and other valuation inputs, including the limited trading activity of WTXR’s common stock and other relevant factors, in determining fair value. As of June 30, 2026 and December 31, 2025, the carrying value of the Company’s investment in WTXR was $387,500 and $203,368, respectively. For the three and six months ending June 30, 2026, this resulted in a gain of $184,132. This investment was acquired in the third quarter of 2025 so there were no gains or losses for the first half of 2025.

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

Loan Receivable

In November 2023 and March 2024, CETI provided two Short-Term Capital Bridge Loans totaling $190,000 to Sedar Gurel, Founder and CEO of DELTA Cervresel Solusyonlari ve Makinalar A.S., a Turkish corporation ("DELTA"). The notes are currently due and accrue simple interest at 6% per annum. DELTA is a partner in CETI's overseas operations, and management has no concerns regarding the collectability of these loans. Interest income on the DELTA loans was $2,842 and $5,653 for the three and six months ended June 30, 2026, respectively ($2,842 and $5,653 for the comparable 2025 periods). Accrued interest receivable is included in prepaid and other current assets on the consolidated balance sheets.

CETI also provided a Short-Term Capital Bridge Loan of $25,000 to Donald Goree, Chief Executive Officer of West Texas Resources, Inc. (OTCID: WTXR). The loan is currently due and bears simple interest at 9% per annum. Interest income was $561 and $1,116 for the three and six months ended June 30, 2026, respectively, compared to $526 and $526 for the corresponding periods in 2025. Accrued interest receivable is included in prepaid and other current assets on the consolidated balance sheets.

For the two notes above, notes receivable totaled $215,000 as of June 30, 2026 and December 31, 2025.

Impairment of Long-Lived Assets

In accordance with authoritative guidance on accounting for the impairment or disposal of long-lived assets, as set forth in ASC 360, the Company assesses the recoverability of the carrying value of its long-lived assets when events occur that indicate an impairment in value may exist. An impairment loss is indicated if the sum of the expected undiscounted future net cash flows is less than the carrying amount of the assets. If this occurs, an impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.

Accounting for Majority-Owned Subsidiary

The Company consolidates the financial statements of majority-owned subsidiaries in accordance with U.S. GAAP. A subsidiary is classified as majority-owned when the Company owns more than 50% of its voting shares, giving it control over the subsidiary's operations and financial policies.

In the unaudited consolidated financial statements, all intercompany transactions, balances, and unrealized gains and losses on transactions between the Company and its subsidiaries have been eliminated. The financial position, results of operations, and cash flows of each majority-owned subsidiary are fully consolidated with the portion attributable to non-controlling interests presented as a separate line item in the equity section of the consolidated balance sheets and as a separate component of net income in the consolidated statements of operations. For the three and six months ended June 30, 2025, there was a non-controlling interest loss of $12,559 and $17,089 and no loss in 2026 since the subsidiary was closed down at the end of 2025.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Stock-based Compensation

The Company applies the fair value method of Financial Accounting Standards Board (“FASB”) ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock-based compensation at the market price for the Company’s common stock and other pertinent factors at the grant date. During the three months and six months ended June 30, 2026 and 2025, the Company recorded $35,600 and $126,513 and $59,000 and $279,577 in stock-based compensation expense, respectively.

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

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the derivative is marked to market each consolidated balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the unaudited consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2026:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$2,655,735	$2,655,735
Total	$—	$—	$2,655,735	$2,655,735

The following table classifies the Company’s liability measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2025:

Description	Level 1	Level 2	Level 3	Total
Derivative	$—	$—	$1,071,944	$1,071,944
Total	$—	$—	$1,071,944	$1,071,944

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

	Six months ended June 30,
	2026	2025
Warrants	2,233,333	2,950,000
Stock options	—	1,000,000
Common stock to be issued	4,142,196	4,790,853
Convertible notes payable	35,836,698	40,154,230
Embedded derivatives	35,282,168	1,964,023
Preferred stock	189,417,168	50,012,000
Total	266,911,563	100,871,106

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 3 – GOING CONCERN

The Company’s unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities and commitments in the normal course of business for the foreseeable future. The Company does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon generating profitable operations in the future and/or to obtain the necessary financing to meet the Company’s obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with increased revenue and private placement loans or institutional investors. However, the Company filed an S-1 in July 2026 to give it the ability to raise funds through sale of stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations.

The unaudited consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these uncertainties.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

During the normal course of business, the Company may be exposed to litigation. When the Company becomes aware of potential litigation, it evaluates the merits of the case in accordance with ASC 450, Contingencies. The Company evaluates its exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If the Company determines that an unfavorable outcome is probable and can be reasonably estimated, it establishes the necessary accruals. As of June 30, 2026 and December 31, 2025, the Company is not aware of any contingent liabilities related to potential litigation that should be reflected in the unaudited consolidated financial statements.

In February 2022 and February 2023, CETI entered into agreements with two different investors offering them a stock guarantee on share price within a three-year period of time. The first investor’s shares in February 2022, came due in February 2025 and CETI entered into an agreement to pay $100,000 in cash and shares to satisfy that guarantee. For the second investor, the Company accrued a contingent liability as of December 31, 2025 for the difference between share price on that date and the guaranteed share price. For March 31, 2026, the difference between the guaranteed share price of 80 cents and the high share price during the three year period ending was 6.13 cents so the Company issued additional common stock to cover the difference and there is no longer any contingent liability as of June 30, 2026. The balances were nil and $190,000 as of June 30, 2026 and December 31, 2025, respectively.

On December 9, 2024, CETI entered into an agreement with a company to provide consulting services to obtain funding of at least $25 million or more to fund CETI’s projects in the Middle East. The compensation under this agreement was $65,000 plus 0.5% of any monies raised. As of August 13, 2026, no money has been raised and the Company does not expect to raise capital under this agreement.

On December 21, 2024, CETI entered into a Financial Consulting Engagement Agreement (FCEA) to provide consulting services and identify potential sources of private and/or public financing of up to 50 million in British pound sterling The retainer fee was $35,000 and the success fee is 5% of the total money raised payable at 1% a year for five years. As of August 13,  2026, no money has been raised and the Company does not expect to raise capital under this agreement.

In April 2025, the Company received notice of litigation regarding its potential purchase of a salt water disposal facility in 2024 that it decided not to pursue. The outcome of this litigation is undetermined at this time but the Company believes that its counterclaims will exceed whatever the plaintiff is asking for therefore no accrual has been made as of June 30, 2026.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 5 – PROPERTY AND EQUIPMENT

As of June 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	June 30, 2026	December 31, 2025	Useful Lives
Equipment	$140,441	$140,441	5 to 20 years
Equipment – Turkey	1,031,512	1,031,512	5 to 20 years
Vehicles	6,000	6,000	5 to 15 years
Less accumulated depreciation	(28,064)	(26,722)	—
Property and equipment, net	$1,149,889	$1,151,231	—

There was $671 and $3,162 and $1,342 and $5,126 of depreciation expense recorded as of three and six months ending June 30, 2026 and 2025, respectively.

NOTE 6 – LONG TERM DEPOSIT

On February 26, 2026 CETI entered into a five-year manufacturing and distribution agreement with AirPower USA a related party as of April 7, 2026, securing exclusive rights to manufacture and distribute compressed-air-powered energy generation systems across key international markets in the Middle East and Africa. These regions represent areas of significant demand for reliable, off-grid, and environmentally sustainable energy solutions. The total purchase price is $2.5M and it is scheduled to close in October of 2026. An initial deposit of which $600k has already been made using Series A convertible preferred stock and is recorded in the consolidated balance sheets as a long term deposit. The remaining balances are due in two payments – one on October 15, 2026 for $300k and $1.6M on December 31, 2026. If payments are not made on a timely basis, AirPower may convert the amount due into stock at the following conversion price - 65% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date which represents a discount rate of 35%.

NOTE 7 – DEBT

	June 30, 2026	December 31, 2025
Notes payable	$354,761	$199,001
Note payable – related party	153,989	168,471
Convertible notes payable	3,391,374	3,097,443
Convertible notes payable – related party	84,600	22,000
	3,984,724	3,486,915
Debt discount	(530,469)	(537,434)
	3,454,255	2,949,481

Short term	3,268,618	2,045,166
Long term	185,637	904,315
Total	$3,454,255	$2,949,481

The following is a schedule of debt maturity and the years in which the debt is scheduled to mature:

Year	Amount
2026	$1,900,916
2027	1,998,000
2028	—
2029	—
2030	85,808
$3,984,724

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Notes payable

In September 2023, a related party issued a loan to the Company for a total amount of $153,939. The loan has a 12.5% interest rate and is currently past due as of June 30, 2026 and is in default. Accrued interest on this loan was $16,683 and $4,171 as of June 30, 2026 and December 31, 2025, respectively.

In December 2023, the Company borrowed $100,000 from an individual with $62,000 outstanding as of June 30, 2026 and December 31, 2025. This loan does not have an expiration date and accrues interest at $250 a day, of which $50 will be paid in cash and $200 in stock at $0.15 a share, when paid plus an additional $7,500 in cash. Accrued interest was $43,425 and $34,375 at June 30, 2026 and December 31, 2025, respectively.

In March 2024, the Company had two loans payable to an individual totaling $90,000. One loan of $50,000 was paid off in September 2024 and the other note principal balance was paid off in January 2025 and accrued interest of $37,703 and $35,900 remains due as of June 30, 2026 and December 31, 2025, respectively. Each loan accrued interest at $125 a day and nil and $39,000 was paid as of June 30, 2026 and December 31, 2025 respectively.

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

The Company had an outstanding balance on its line of credit of $55,204 and $54,381 as of June 30, 2026 and December 31, 2025, respectively, included in the notes payable, current maturities line of the consolidated balance sheets of $268,953 and $199,001. This is a revolving line of credit with a total line of $55,000 and an interest rate of 8.5%. This line of credit is personally guaranteed by Kim D. Southworth, CEO.

In February 2026, the Company took out a payments rights and purchase and sale agreement of $35,000 that was repayable at the rate of $2,226 per week over a 25-week period of time which equates to a total of $20,650 in interest. As of June 30, 2026, there was $10,214 in principal plus accrued interest of $1,536.

In January and February 2026, three notes totaling $65,600 from Kim D. Southworth, the wife of CETI’s CEO, consisting of: (i) a $28,000 note bearing interest at 25% per month for the first two months; (ii) a $17,600 note with an upfront loan fee of $2,000 plus $1,000 per month for two months; and (iii) a $20,000 note with an upfront loan fee of $2,000 plus $1,000 per month for two months. These loans are collateralized by $45,000 in equipment.

In March 2026, the Company took out a line of credit with QuickBooks via WebBank for $25,000 payable in equal installments of $2,428.56 over a 12 month period. The Company paid some of this during the second quarter and also drew against the line of credit so there are effectively three loans with interest rates varying between 28.99% and 34.99% per annum. The balance as of June 30, 2026 was $25,000. This line of credit is personally guaranteed by Kim D. Southworth, CEO of CETI.

In March 2026, the Company took out a line of credit of $130,000 at an APR of 47.33% which was personally guaranteed by Kim D. Southworth, CEO. The balance was $50,833 as of June 30, 2026.

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

On June 9, 2026, the Company borrowed $20,000 from an individual with a promise to pay back the principal plus $5,000 of interest on October 8, 2026. The accrued interest as of June 30, 2026 is $1,025. The note is secured by 1,000,000 common shares of stock from Kim D. Southworth.

Convertible notes payable

In 2020, the Company executed a convertible note payable with a related party for $25,000 that is unsecured and convertible into shares of common stock at $0.001. As of June 30, 2026 and December 31, 2025, the balance on this loan is $22,000 and interest is imputed at 25% per year. In 2023, $25% per year. As of June 30, 2026 and December 31, 2025, the accrued interest was $8,227 and $5,500 respectively.

During 2025, the Company raised a net of $3,632,744 from 45 convertible notes payable. The notes included an 8% interest rate and conversion rate between $0.08 - $0.25, with the exception of seven notes totaling $714,744 which have a stated interest rate of 12% and are paid back in installments which began on July 15, 2025 and the final payment is due January 2027. As of June 30, 2026, five loans remain unpaid, with a balance of $463,319 and the balance at December 31, 2026 was $609,944.

During 2025, the Company converted $1,180,000 of convertible notes payable, and accrued interest, into 11,003,331 shares of common stock. As of December 31, 2025, $3,097,444 remain outstanding consisting of short-term convertible notes payable of $1,693,194, net of discount of $37,500 and long-term convertible notes payable of $1,404,250, net of discount of $499,935. Amortization discount of $283,062 and $536,495 was recorded during the six months ended June 30, 2026 and during the year ended December 31, 2025, respectively.

During the first six months of 2026, the Company converted $1,050,000 of convertible notes payable, and accrued interest, into 11,327,804 shares of common stock. As of June 30, 2026, $3,153,874 remain outstanding consisting of short-term convertible notes payable of $2,761,076, net of discount of $392,798 and long-term convertible notes payable of $99,829, net of discount of $137,671. Amortization discount of $355,596 and $586,566 was recorded during the three and six month period ended June 30, 2026, respectively.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

In March 2026, the Company executed three convertible notes payable totaling $495,000. There were two notes of $110,000 each that had an original issue discount of 9.1% and one-time interest charge of $7,700. In addition, each note had a convertible feature of the lower of $0.10/share or 70% of the lowest trading price during the prior 20 trading day period of time. Both notes also had warrants convertible into 733,333 shares each of common stock at $0.15/share over the next five years. The remaining note payable of $275,000 had an original issue discount of $25,000 and 12% annual interest payable in common stock. The note is convertible after September 11, 2026 into common stock at 70% of lowest closing bid price during prior 10 trading days. Amortization discount related to these notes of $195,068 and $202,480 was recorded during the three and six month periods ended June 30, 2026, respectively.

In April 2026, the Company executed one convertible note payable for $55,000. The note had an original issue discount of 9.1% and one-time interest charge of $3,850 plus 100,000 shares of common stock. In addition, each note had a convertible feature of the lower of $0.10/share or 70% of the lowest trading price during the prior 20 trading day period. There were also 366,667 warrants priced at $0.15/share over the next five years. Amortization discount related to this note of $11,233 was recorded during the three and six month periods ended June 30, 2026, respectively.

On June 29, 2026, the Company entered into a settlement agreement with a creditor to satisfy an outstanding note payable with a principal balance of $59,444 and accrued interest of $11,491. Under the agreement, the Company issued 5,627,250 shares of its common stock with an aggregate fair value of $337,635 and agreed to pay $125,000 in cash, which was paid on July 2, 2026. The Company recognized a loss on extinguishment of debt of approximately $379,645, representing the excess of the fair value of the consideration transferred over the carrying amount of the debt extinguished.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Embedded derivatives

The Company’s convertible notes payable gave rise to derivative financial instruments. The notes embodied certain terms and conditions that were not clearly and closely related to the host debt agreement in terms of economic risks and characteristics. These terms and features consist of the embedded conversion option.

The following tables summarize the components of the Company’s derivative liabilities and linked common shares as of June 30, 2026 and December 31, 2025 and the amounts that were reflected in income related to derivatives for the period ended:

	June 30, 2026
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	33,448,835	$2,504,659
Warrant derivatives	1,833,333	151,076
Total	35,282,168	$2,655,735

	December 31, 2025
The financings giving rise to derivative financial instruments	Indexed Shares	Fair Values
Embedded derivatives	31,204,555	$1,060,899
Warrant derivatives	277,778	11,045
Total	31,482,333	$1,071,944

The following table summarizes the effects on the Company’s gain (loss) associated with changes in the fair values of the derivative financial instruments by type of financing for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Embedded derivatives	$248,114	$61,318	$(96,285)	$(141,392)
Warrant derivatives	98,532	—	84,338	—
Loss on issuance of derivative	(159,848)	(57,538)	(1,246,006)	(75,214)
Gain on extinguishment of derivative liability	173,430	10,601	202,003	362,572
Total gain (loss)	$360,228	$14,381	$(1,055,950)	$145,966

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Significant inputs and results arising from the Monte Carlo Simulation process are as follows for the embedded derivatives that have been bifurcated from the convertible notes and classified in liabilities:

	Inception Date January 10, 2026 Note	Inception Date January 25, 2026 Note	Inception Date February 13, 2026 Note	Inception Date March 17, 2026
Quoted market price on valuation date	$0.038	$0.0150	$0.00411	$0.09
Effective contractual conversion rates	$0.014	$0.007	$0.0102	$0.003
Contractual term to maturity	0.16 Year	0.038 Years	0.077 Years	0.62 Year
Market volatility:
Volatility	376.29%	327.88%	513.89%	357.17%
Risk-adjusted interest rate	3.65%	3.77%	3.71%	3.69%

	Inception Date March 20, 2026 Note	Inception Date March 30, 2026 Note	Inception Date April 9, 2026 Note	Period ended June 30, 2026
Quoted market price on valuation date	$0.1113	$0.0839	$0.092	$0.050
Effective contractual conversion rates	$0.010	$0.054	$0.039	0.0279-0.03906
Contractual term to maturity	0.61 Year	0.59 Years	1 Year	0.08-1.47 Years
Market volatility:
Volatility	360.77%	369.88%	306.74%	213.81-358.35%
Risk-adjusted interest rate	3.79%	3.73%	3.68%	3.70-4.01%

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

The following table reflects the issuances of embedded derivatives and changes in fair value inputs and assumptions related to the embedded derivatives as of June 30, 2026 and December 31, 2025.

	Period Ended June 30, 2026	Year Ended December 31, 2025
Balances at beginning of period	$1,071,944	$387,238
Issuances:
Embedded derivatives	1,518,242	2,259,520
Warrant derivatives	255,605	35,979
Gain on extinguishment of derivative liability	(202,003)	(1,431,541)
Changes in fair value inputs and assumptions reflected in income	11,948	(179,252)
Balances at end of period	$2,655,736	$1,071,944

NOTE 9 – RELATED PARTY TRANSACTIONS

At June 30, 2026 and December 31, 2025, the Company had a convertible note payable for $22,000 with a related party. The note is unsecured, non-interest bearing and is convertible into shares of common stock at $0.001 and is past due.

In January and February 2026, three notes totaling $65,600 from Kim N Southworth, the wife of CETI’s CEO, consisting of: (i) a $28,000 note bearing interest at 25% per month for the first two months; (ii) a $17,600 note with an upfront loan fee of $2,000 plus $1,000 per month for two months; and (iii) a $20,000 note with an upfront loan fee of $2,000 plus $1,000 per month for two months. These loans are collateralized by $45,000 of equipment. As of June 30, 2026, the balance due on these loans is $62,600.

At June 30, 2026 and December 31, 2025, the Company had accounts payable to various related parties for a total of $342,766 and $210,170, respectively.

In September 2023, a related party loaned $153,989 to CETI. The loan is due in two years   and has interest only payments at 12.5%. The first six months interest plus closing costs were paid at time of closing. The closing costs and interest are being amortized over a six month and twenty-four-month period of time, respectively. This resulted in expenses of nil and $3,037 and nil and $6,040 for the three and six months ending June 30, 2026 and 2025, respectively. The net outstanding balance is $153,989 at June 30, 2026 and December 31, 2025, respectively. This note is currently in default.

During the three and six months ended June 30, 2026 and 2025, the Company paid various related parties for consulting services in the amounts of $127,000 and $106,250 and $182,000 and $229,900, respectively.

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

During 2023, the Company changed the terms of this series of stock whereby one (1) share of Series A Convertible Preferred, after a minimum two-year holding period, can be converted into three thousand (3,000) shares of the Company’s common stock and has the same equivalent voting rights. In October 2023, the three top shareholders cancelled 50,000,000 common shares of stock and were issued 16,667 shares of Series A Convertible Preferred Stock. During 2026, the Company issued 40,000 shares of this preferred stock to Air Power USA as a deposit on the Company’s manufacturing and distribution agreement with Air Power. As of June 30, 2026 and December 31, 2025, there are 56,671 and 16,671 shares, respectively, of Series A Convertible Stock issued and outstanding.

During 2025, the lockup period for this series of stock was extended for four more years, plus optional two-year extension, for any transfer or conversion applicable to all current Series A shareholders as of December 19, 2025. This lockup period would also be applicable to any future holders of this stock.

Series B Convertible Preferred Stock

The Company previously designated 85,000 shares of Preferred Stock as Series B Convertible Preferred Stock. Holders of Series B Convertible Preferred Stock had no voting rights. Each share of Series B Preferred Stock is   convertible into one (1) share of the Company's Common Stock. In event of the liquidation of the Company, the shareholders of Series B Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of Preferred Stock except for the shareholders of Series A Convertible Preferred Stock. As of June 30, 2026 and December 31, 2025, there was one share of Series B Convertible Stock issued and outstanding.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Series C Non-Convertible Preferred Stock

The Company previously designated 50,000 shares of Preferred Stock as Series C Non-Convertible Preferred Stock. Holders of Series C Non-Convertible Preferred Stock have 1,600 shares of voting Rights per share. Series C Non-Convertible Preferred Stock is not convertible into any of the Company's Common Stock or other Series of Preferred Stock. In event of the liquidation of the Company, the shareholders of Series C Non-Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock and all other series of preferred stock except for the shareholders of Series A and Series B Convertible Preferred Stock. As of June 30, 2026 and December 31, 2025, there was one-half share of Series C Convertible Stock issued and outstanding.

Series D Convertible Preferred Stock

In 2026, the Company designated 5,000,000 shares of Preferred Stock as Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock shall be convertible into ten (10) shares of the Company’s Common Stock, subject to the terms and conditions set forth in the Certificate of Designation; that each share of Series D Convertible Preferred Stock shall have voting rights equal to  ten (10) votes per share, voting together with the Common Stock as a single class, all shares of Series D Convertible Preferred Stock shall be subject to a one (1) year transfer and conversion lockup period from the date of issuance, during which such shares may not be transferred or converted, with no extension period. In event of the liquidation of the Company, the shareholders of Series D Convertible Preferred Stock would have preference over the shareholders of the Company's Common Stock. As of June 30, 2026, there were 1,940,417 shares of Series D Convertible Stock issued and outstanding.

Special 2020 Series A Preferred

The Company has one share of preferred stock designated as Special 2020 Series A Preferred, par value $0.0001. The holder for the Special 2020 Series A Preferred shall vote with the holders of both preferred and common stockholders as a single class. The holder is entitled to 60% of all votes. The one share of Series A is convertible into 150,000,000 shares of common stock at any time and is not entitled to dividends. The Company purchased that one series A preferred share for $66,400. This share is now recorded as a Treasury stock. As of June 30, 2026 and December 31, 2025, there is 1 share of Special 2020 Series A Preferred issued and 0 outstanding.

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

NOTE 11 – STOCKHOLDERS’ DEFICIT

Stock options were issued in 2023 in connection with a consulting agreement and these options expired in June 2026. The stock option activity for the six months ended June 30, 2026 and the year ended December 31, 2025 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Options outstanding December 31, 2024	1,000,000	0.3600	0.93
Issued	—	—	—
Exercised	—	—	—
Cancelled	—	—	—
Options outstanding December 31, 2025	1,000,000	0.3600	0.42
Issued	—	—	—
Exercised	—	—	—
Cancelled/Expired	(1,000,000)	—	—
Options outstanding June 30, 2026	—	—	—
Options exercisable June 30, 2026	—	$—	—

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

During the periods ended June 30, 2026 and December 31, 2025, the Company issued an aggregate 366,667 and 277,778 warrants in connection with convertible notes, respectively. Before the end of June 30, 2026, one of the institutional debts was settled and they gave back their 555,556 warrants for cash.

Significant range of inputs and results arising from the Black-Scholes process are as follows for the warrants:

Quoted market price on valuation date	$0.15 - 0.2500
Effective contractual strike price	$0.20 – 0.80
Market volatility	256% - 401%
Contractual term to maturity	0.5 - 5 years
Risk-adjusted interest rate	3.75% - 4.21%

Stock warrant activity for six months ended June 30, 2026 and the year ended December 31, 2025 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Warrants exercisable December 31, 2024	4,950,000	$0.001	0.82
Issued	277,778	0.200	—
Exercised	(4,550,000)	—	—
Cancelled	—	—	—
Warrants outstanding December 31, 2025	677,778	0.55	1.65

Warrants exercisable December 31, 2025	677,778	$0.55	1.65
Issued	1,833,333	0.15	5.00
Warrants issued under full ratchet protection	277,778	0.15	—
Exercised	—	—	—
Cancelled	(555,556)	—	—
Warrants outstanding June 30, 2026	2,233,333	0.31	3.94
Warrants exercisable June 30, 2026	2,233,333	$0.31	3.94

Common Stock

During the six months ended June 30, 2025, the Company issued 1,991,930 shares of stock for exercised warrants totaling $28,987, issued 196,429 shares for services for $74,643 and issued 7,625,595 shares for $1,405,537 worth of convertible debentures plus interest.

During the six months ended June 30, 2026, the Company conducted a Regulation A offering pursuant to Regulation A under the Securities Act of 1933, as amended, through which the Company offered and sold shares of its common stock to investors. The Company raised $137,192 from the sale of 29,047,900. The Company terminated this offering March 12, 2026.

Also, during the six months ending June 30, 2026, the Company issued 117,000 shares of stock for $23,400 to a consultant for services rendered, exchanged 19,404,168 shares of common stock for 1,940,417 shares of Series D Convertible preferred shares, issued 11,327,804 shares for $121,178 worth of convertible debentures plus interest, issued 250,000 shares for $15,325 to cover a stock price guarantee, issued 5,500,000 shares to Air Power USA, a related party, as collateral on an October 2026 payment for its manufacturing and distribution agreement and issued 6,027,250 shares for $389,235 to various institutional lenders.

Equity Purchase Agreement

On March 20, 2026, the Company entered into an Equity Purchase Agreement with Monroe Street Capital Partners, LP, providing the Company the right to sell up to $30.0 million of common stock over a 24-month period, subject to certain conditions. In connection with the agreement, the Company issued 3,000,000 commitment shares and may issue additional shares upon the achievement of specified funding milestones. The related shares are subject to registration rights. No shares have been sold as of June 30, 2026.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

	Three Months Ended June 30		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$—	$10,477	$—	$10,477
Total cost of revenue	—	(2,641)	—	(2,641)
Gross margin	—	7,836	—	7,836
Operating expenses	—	(125,156)	—	(206,430)
Loss from operations	—	(117,320)	—	(198,594)
Other income (expense)	—	—	—	—
Loss before tax expense	—	(117,320)	—	(198,594)
Tax expense	—	—	—	—
Loss from operations of discontinued operations	$—	$(117,320)	$—	$(198,594)

Since the Alvey oil field was sold during 2025, there are no assets and liabilities of the discontinued operations at June 30, 2026 and December 31, 2025.

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Oil and Gas Producing Activities

The Company uses the successful efforts method of accounting for oil and gas activities. Under this method, the costs of productive exploratory wells, all development wells, related asset retirement obligation assets, and productive leases are capitalized and amortized, principally by field, on a units-of-production basis over the life of the remaining proved reserves. Exploration costs, including personnel costs, geological and geophysical expenses, and delay rentals for oil and gas leases are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but charged to expense if and when the well is determined not to have found reserves in commercial quantities. The sale of a partial interest in a proved property is accounted for as a cost recovery, and no gain or loss is recognized as long as this treatment does not significantly affect the units-of-production amortization rate. A gain or loss is recognized for all other sales of producing properties. There were capitalized costs of zero at June 30, 2026 and December 31, 2025.

Unproved oil and gas properties are assessed annually to determine whether they have been impaired by the drilling of dry holes on or near the related acreage or other circumstances, which may indicate a decline in value. When impairment occurs, a loss is recognized. When leases for unproved properties expire, the costs thereof, net of any related allowance for impairment, is removed from the accounts and charged to expense. During the three and six months ended June 30, 2026 and 2025, there was no impairment to unproved properties. The sale of a partial interest in an unproved property is accounted for as a recovery of cost when substantial uncertainty exists as to the ultimate recovery of the cost applicable to the interest retained. A gain on the sale is recognized to the extent that the sales price exceeds the carrying amount of the unproved property. A gain or loss is recognized for all other sales of unproved properties. For the six months ending June 30, 2026 and 2025, there was no gain or loss recognized for sales of unproved properties.

Costs associated with development wells that are unevaluated or are waiting on access to transportation or processing facilities are reclassified into developmental wells-in-progress ("WIP"). These costs are not put into a depletable field basis until the wells are fully evaluated or access is gained to transportation and processing facilities. Costs associated with WIP are included in the cash flows from investing as part of investment in oil and gas properties. At June 30, 2026 and December 31, 2025, no capitalized developmental costs were included in WIP.

Depreciation, depletion and amortization of proved oil and gas properties is calculated using the units-of-production method based on proved reserves and estimated salvage values. During the six months ended June 30, 2026 and 2025, the Company recorded no depreciation, depletion and amortization expense on oil and gas properties. The Company will start using the units-of-production method when the field is continuously operational and there are material sales.

The Company reviews its proved oil and natural gas properties for impairment whenever events and circumstances indicate that a decline in the recoverability of its carrying value may have occurred. It estimates the undiscounted future net cash flows of its oil and natural gas properties and compares such undiscounted future cash flows to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. During the six months ended June 30, 2026 and 2025, there was no impairment to proved properties.

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

CYBER ENVIRO-TECH, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 13 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The U.S. federal income tax rate of 21% is being used as the effective tax rate. The Company filed an extension for federal income taxes for the year ended December 31, 2025 and the Federal corporate tax return for 2024 has not been filed as of August 13, 2026.

Income taxes consist of the following components as of:

	Six months ended June 30, 2026	Six months ended June 30, 2025
Federal income tax benefit attributable to:
Current Operations	$358,202	$483,491
Less: Valuation allowance	(358,202)	(483491)
Net provision for Federal income taxes	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the periods ended June 30, 2026 and December 31, 2025, due to the following:

	June 30, 2026	December 31, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$4,334,877	$3,976,675
Less: Valuation allowance	(4,334,877)	(3,976,675)
Net deferred tax asset	$—	$—

At June 30, 2026 and December 31, 2025, the Company had net operating loss carry forwards of $20,642,270 and $18,936,548, respectively. In addition, there was an increase of $358,202 in valuation allowance for the first six months of 2026.

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

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these unaudited consolidated financial statements were issued and has concluded that the following events require disclosure:

•	Registration Statements. On July 2, 2026, the Company filed a Registration Statement on Form S-1, which, became effective on July 13, 2026, and itt permits the Company to raise capital through the issuance of common stock. The Company also filed a Registration Statement on Form S-8 registering 20,000,000 shares of common stock for issuance under the Cyber Enviro-Tech, Inc. 2026 Omnibus Incentive Compensation Plan. As of the date these financial statements 9,000,000 shares were issued to a related party.
•	Debt Settlements. On July 2, 2026, the Company made the final $125,000 payment to Quick Capital pursuant to its previously disclosed debt settlement agreement. In addition, on July 10, 2026, the Company completed the payoff of its outstanding obligations to Eagle Equities, LLC and 1800 Diagonal Lending, LLC for a total of approximately $205K in cash and $7K in stock, further reducing the Company's outstanding commercial debt.
•	Subsequent Financing Activities. Between July 1 and July 29, 2026, the Company entered into several convertible promissory note agreements totaling approximately $487,100 with Lambda Ventures, LLC, Jefferson Street Capital, LLC, Pinz Capital, 1800 Diagonal Lending, LLC, and Labrys Fund. The notes bear interest at rates ranging from 10% to 12% and generally contain conversion features permitting conversion into the Company's common stock at discounts to future market prices, as specified in the respective agreements.
•	Related-Party Transaction. On July 15, 2026, the Company made a $75,000 payment to Air Power USA, a related party, as downpayment on the manufacturing and distribution agreement to extend the time needed to pay the next installment until August 30, 2026.
•	Issuance of common stock. There has been 13,203,395 shares of stock issued since June 30, 2026. 9,000,000 of those shares were issued to a related party for marketing and consulting services and the remainder of the shares have been issued to several commercial debt holders as part of the satisfaction of their loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s unaudited consolidated financial statements, including the notes thereto, appearing in this Form 10-Q and are hereby referenced. The following discussion contains forward-looking statements that reflect the Company’s plans, estimates and beliefs. The Company’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. The Company believes it is important to communicate its expectations. However, management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

These forward-looking statements are based on management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. You should not rely upon these forward-looking statements as predictions of future events because the Company cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology. These forward-looking statements relate to, among other things: sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; the ability to maintain and develop relationship with its existing and potential future customers, and, the Company’s ability to maintain a level of investment that is required to remain competitive. Many factors could cause actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of revenues and financial performance; risks associated with technological changes; the acceptance of products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to the Company’s involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates; and, the continued employment of the Company’s key personnel and other risks associated with competition.

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

The Company is headquartered in Scottsdale, Arizona, with additional offices in Istanbul, Turkey, and Dubai, United Arab Emirates.

The Company’s principal executive office is located at Cyber Enviro-Tech, Inc., 6991 E. Camelback Road, Suite D-300, Scottsdale, Arizona 85251. The Company’s telephone number is 866 687-6856. The Company’s Internet site is located at: www.cyberenviro.tech. The Company maintains its statutory registered agent's office at Registered Agents Inc. 30 N Gould St Ste R Sheridan, WY 82801 USA Telephone Number. (307) 200-2803.

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

The Company is headquartered in Scottsdale, Arizona, with leased office space in Istanbul, Turkey, and Dubai, United Arab Emirates.

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

Material reclassification;

The Company has been known by a variety of names since its inception in the State of Wyoming as Electronic Biotek, Inc. In 2020, CETI through its previous name, Global Technologies, Inc. (“Global”) acquired NexGen Holdings Corp via a reverse merger. Subsequent to the reverse merger, the Company changed its name to Cyber Enviro-Tech, Inc. Below lists the names that the Company has been known as since inception as well as the dates those names were active:

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

On March 23, 2026 the Company announced it entered into a manufacturing and distribution agreement with Air Power USA, securing exclusive territory rights to manufacture and distribute zero-emission energy systems powered by compressed air across key international markets. This agreement provides CETI with a tangible, revenue-oriented platform through the deployment of Air Power's clean energy generation technology. The Company expects initial project activity and potential deployments in the second half of 2026, aligning with CETI's broader strategy to prioritize revenue-producing opportunities and scalable environmental solutions.

CETI continues to evaluate its existing remediation business while expanding its environmental footprint into complementary sectors, including clean power generation and sustainable infrastructure solutions. The Company intends to leverage its established international relationships to support distribution, project development, and market entry initiatives for Air Power systems.

Building on this momentum, CETI has multiple projects in its development pipeline that are expected to come online during the second half of 2026, positioning the Company for potential revenue growth and expanded commercial traction.

Sales Strategy – CETI’s B2B Sales Strategy will include partnering with individuals and companies who have many years of experience and developed relationships within their respective aforementioned targeted verticals. Prior knowledge of those specific industry issues, water filtration needs, history and relationships developed over many years will enable them to shorten the sales cycle for the Company’s water filtration system. As of June 22, 2026, the Company has agreements with several individuals who are pursuing a variety of opportunities but no contracts have been ratified so far.

Market Demand and Size - CETI’s water filtration system can be modified to address many of the water contamination issues that exist worldwide. The markets envisioned for the CETI water system when funds permit would be both domestic (U.S.) and global.

Government Regulation

The Company is subject to government regulations that regulate businesses generally, such as compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. In addition, the operations are affected by federal and state laws relating to marketing practices in the oil industry and/or expansion of operations; a change to or changes to government regulations; a general economic slowdown; a significant decrease in the price of st Texas Intermediate crude. Any change in one or more of these factors could reduce the Company’s ability to earn and grow revenue in future periods.

Research and Development

For the periods ending June 30, 2026 and June 30, 2025, the Company spent approximately nil and $667,000 in research and development on its oil/water filtration products and process, respectively. In addition, from 2021 through December 31, 2024, approximately $3.4 million was invested in the Alvey Ranch Oil field to test new technologies in opening up the downhole fractures and removing contaminants from the reservoir for increased oil production and these expenditures had been capitalized. Effective October 14, 2025, the Alvey oil field was sold to another company as the Company intends to focus its efforts on water and oil/soil remediation as well as clean energy production.

Personnel

As of June 30, 2026, the Company has no employees but the Company does have 7 full-time and part-time consultants.

Results of Operations for the Three Months Ending June 30, 2026 and 2025:

	2026	2025	$	%
Operating Expenses:
Professional fees	$99,697	$31,991	$67,706	211.6%
General and administrative	94,553	266,911	(172,358)	-64.6%
Consulting	130,430	427,479	(297,049)	-69.5%
Total operating expenses	324,680	726,381	(401,701)	-55.3%

Loss from operations	(324,680)	(726,381)	(401,701)	-55.3%

Other Income (Expense):
Change in fair value of derivative	346,646	61,318	285,328	465.3%
Change in fair value of contingent liability	—	10,000	(10,000)	-100.0%
Change in fair value of WTXR	184,132	—	184,132	100.0%
Loss on issuance of derivative	(159,848)	(57,538)	(102,310)	177.8%
Gain on extinguishment of derivative liability	173,430	10,601	162,829	1536.0%
Loss on extinguishment of debt	(379,644)	—	(379,644)	100.0%
Interest income	3,403	4,030	(627)	-15.6%
Interest expense	(571,624)	(168,001)	(403,623)	240.3%
Total Other Income (Expense)	(403,505)	(139,590)	(263,915)	189.1%

Loss from continuing operations	(728,185)	(865,971)	(137,786)	-15.9%

Discontinued operations:
Loss from operations of discontinued operations	—	(117,320)	117,320	-100.0%
Net loss	(728,185)	(983,291)	255,106	-25.9%
Less net loss attributable to noncontrolling interest	—	(12,559)	12,559	-100.0%
Net loss attributable to common stockholders	$(728,185)	$(970,732)	$242,547	-25.0%

Professional fees. These fees are largely made up of audit and audit-related fees ($87,589 and $31,790 during the periods ending June 30, 2026 and 2025 respectively).

General and administrative Expenses. General and administrative expenses for the three months ended June 30, 2026 were down by -64.6% or $172,358 versus 2025 largely due to decreases in travel expenses of $75,212, office expenses of $82,255 and rent expenses of $17,177 offsetting an increase in advertising and promotion of $19,000. The Company resources were more constrained in 2026 and most of these expenses are related to overseas projects which CETI continues to deemphasize in 2026 as instability continues in the Middle East.

Consulting fees. Decreased by 69.5% or $297,049 due to a number of factors impacting 2025 and not 2026: Three consultants had amortization of their stock compensation finish in 2025 ($45,527), several others were only employed in 2025 ($71,441), there were consulting expenses associated with the pursuit of the Green Bond ($38,000), TJ Agardy, former President was still employed for most of the first half of 2025 ($20,000), and, lastly marketing consulting expenses plus cost of warrants totaled $112,511. These five items account for almost the entire decrease in 2026 vs 2025.

Other income (expense). Net other expense increased by approximately $264,000 during the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily attributable to debt restructuring activities undertaken during the quarter, including losses recognized on debt settlements and non-cash accounting charges associated with the Company's convertible commercial financing arrangements.

While most of the Company's convertible commercial financing was incurred during the first quarter of 2026, the related financing instruments remained outstanding during the second quarter and, under U.S. GAAP, continued to require periodic fair value remeasurement. As a result, the Company recognized significant non-cash charges related to the issuance, amortization, and periodic remeasurement of derivative liabilities and related debt discounts. The Company also recognized a $379,644 loss on the settlement of debt in connection with negotiated agreements to retire or restructure certain commercial financing obligations. These unfavorable items were partially offset by a non-cash unrealized gain of a $184,132 related to the increase in the fair value of the Company's investment in West Texas Resources, Inc. ("WTXR") and $173,430 of gains on the extinguishment of debt.

Management believes these restructuring activities are intended to reduce higher-cost commercial debt and simplify the Company's financing obligations. A substantial portion of the increase in other expense consisted of non-cash fair value adjustments and other accounting entries required under U.S. GAAP, and certain charges were associated with debt restructuring activities during the current quarter that management does not believe are indicative of the Company's ongoing operating results.

Loss from continuing operations. The above changes resulted in net loss of $728,185 in the three months end June 30, 2026 compared to a net loss of $865,971 in 2025. Decreases in operating expenses of $401,701 offset the increase in other expenses as noted above resulting in a smaller loss in current quarter.

Discontinued operations: The Company sold the Alvey oil field in fourth quarter 2025, and this represents the non-capitalized expenses related to the Alvey.

Results of Operations for the Six Months Ending June 30, 2026 and 2025

	2026	2025	$	%
Operating Expenses:
Professional Fees	$162,610	$183,111	$(20,501)	-11.2%
General and administrative	268,396	485,559	(217,163)	-44.7%
Consulting	306,964	942,668	(635,704)	-67.4%
Total operating expenses	737,970	1,611,338	(873,368)	-54.2%

Operating loss from continuing operations	(737,970)	(1,611,338)	(873,368)	-54.3%

Other Income (Expense):
Change in fair value of derivatives	(19,363)	(141,392)	122,029	-86.3%
Loss on issuance of derivatives	(1,246,006)	(75,214)	(1,170,792)	1556.6%
Gain on extinguishment of derivative liability	202,003	362,572	(160,569)	-44.3%
Loss on extinguishment of debt	(379,644)	—	(379,644)	100.0%
Change in fair value of contingent liabilities	174,675	25,000	149,675	598.7%
Change in fair value of WTXR	184,132	—	184,132	100.0%
Interest income	6,769	7,318	(549)	-7.5%
Interest expense	(974,521)	(499,724)	(474,797)	95.0%
Total Other Income (Expense)	(2,051,955)	(321,440)	(1,730,515)	538.4%

Loss from continuing operations	(2,789,925)	(1,932,778)	(857,147)	44.3%

Discontinued operations:
Loss from operations of discontinued operations	—	(198,594)	198,594	-100.0%
Net Income (Loss)	(2,789,925)	(2,131,372)	(658,553)	30.9%
Less net loss attributable to noncontrolling interest	—	(17,089)	17,809	-100.0%
Net loss attributable to common stockholders	$(2,789,925)	$(2,114,283)	$(675,642)	32.0%

Professional fees. These fees are largely made up of audit and audit-related fees ($120,502 and $80,710 during the six months ending June 30, 2026 and 2025 respectively) and legal fees ($41,738 and $84,351 during the six months ending June 30, 2026 and 2025, respectively). The decrease in legal fees from 2025 to 2026, was largely due to a decrease in fees associated with preparation of the S-1 from 2025 to 2026 of $36,844   and a decrease in fees associated with the West Fox lawsuit of $26,269 partially offset by an increase fees associated with the preparation of loan documents in 2026 of $23,000.

General and administrative Expenses. General and administrative expenses for the six months ended June 30, 2026 were down by 44.7% versus 2025 or $217,163 largely due to a decrease in travel expense of $184,007, office expense of $86,370 and rent $23,914 offsetting an increase in water sampling of $73,700. The Company resources were more constrained in 2026 and therefore travel was curtailed. The water sampling was done for a specific client in 2026 that the Company did not have in the first half of 2025.

Consulting fees. Decreased by 67.4% or $635,704 due to a number of factors impacting 2025 and not 2026: Three consultants had amortization of their stock compensation finish in 2025 ($148,837), there were consulting expenses associated with the pursuit of the Green Bond ($106,000), TJ Agardy, former President was still employed for most of the first half of 2025 ($50,000), and, lastly, marketing consulting expenses plus cost of warrants totaled $294,859. These four items account for almost the entire decrease in 2026 vs 2025.

Other income (expense). Net other expense increased by approximately $1.73 million during the six months ended June 30, 2026, compared to the same period in 2025. The increase was driven primarily by financing and debt restructuring activities rather than changes in the Company's operating performance. During the period, the Company increased its use of convertible commercial financing arrangements to support operations and implement its debt restructuring strategy.

As a result of these financing activities, the Company recognized a $1.25 million non-cash loss on the issuance of derivative instruments and an increase in interest expense of approximately $475,000,   primarily related to the issuance, amortization, and ongoing accounting for convertible financing arrangements. The Company also recognized a $379,644 loss on the settlement of debt in connection with negotiated agreements to retire or restructure certain commercial financing obligations. In addition, the Company recognized a lower gain on the extinguishment of derivative liabilities compared to the prior-year period, which also contributed to the increase in other expense.

These unfavorable items were partially offset by a non-cash unrealized gain of approximately $184,000 resulting from the increase in the fair value of the Company's investment in West Texas Resources, Inc. ("WTXR") and a $175,000 gain from the change in the fair value of contingent liabilities. Many of these charges and gains result from accounting required under U.S. GAAP for convertible financing instruments and fair value measurements and do not represent current-period cash expenditures.

Management believes these financing and debt restructuring activities are intended to reduce higher-cost commercial debt and simplify the Company's financing obligations. While these activities resulted in a significant increase in other expense during the current period, management does not believe the related non-cash accounting charges are indicative of the Company's ongoing operating performance.

Loss from continuing operations. The above changes resulted in net loss of $2,789,925 in the first six months of 2026 compared to a net loss of $1,932,778 in 2025. Decreases in operating expenses of $873,368 were offset by the increase in other expense as noted above especially the non-cash expenses associated with the derivative accounting.

Discontinued operations: The Company sold the Alvey oil field in fourth quarter 2025, and this represents the non-capitalized expenses related to the Alvey.

Liquidity and Capital Resources

As of June 30, 2026, the Company had total assets of $3,376,929 including current assets of $1,059,540, property and equipment, net of $1,149,889 and long term deposit of $1,167,500. CETI also has current liabilities of $4,661,496 which consist of accounts payable of $511,700, accounts payable related party of $342,766, accrued interest of $538,412, notes payable, current maturities of $268,953, notes payable related party of $153,989, short-term convertible notes payable of $2,761,076, net of discount of $392,798, and convertible notes payable related party of $84,600. The Company also has $2,841,372 of long-term liabilities consisting of convertible notes payable of $99,829, net of discount of $137,671 and a derivative liability of $2,655,735.

CETI believes its ability to achieve commercial success and continued growth will be dependent upon its continued access to capital either through sale of additional convertible debentures, sale of equity or cash generated from operations. The Company will attempt to obtain additional capital through private investors; however, CETI has no agreements or understandings with third parties at this time in regards to investing additional monies. To help fund operations, the Company filed an S-1 in July 2026 that became effective as of July 7, 2026 to give it the ability to raise funds through sale of stock. While the Company believes that it will be successful in obtaining the necessary financing and generating revenue to fund the Company’s operations, meet regulatory requirements and achieve commercial goals, there are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. As explained in Note 3, the Company does not yet have sufficient revenue to cover its operating expenses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

During the six months ended June 30, 2026, net cash provided by financing activities from continuing operations was approximately $658,000. Financing cash inflows primarily consisted of $529,600 in proceeds from convertible notes payable, approximately $212,000 in proceeds from notes payable, and around $137,000 from the issuance of shares for cash. These inflows were partially offset by about $150,000 in repayments of convertible notes payable and approximately $71,000 in repayments of notes payable.

During the same period, continuing operations used close to $702,000 of cash in operating activities, while there were no cash flows from investing activities. Accordingly, around $658,000 of net cash provided by financing activities was not sufficient to fully offset cash used in operations, resulting in a net decrease in cash and cash equivalents from continuing operations of approximately $43,000 during the six months ended June 30, 2026.

S-1 Registration Statements Effective January 2023 and December 2023

The Company filed an S-1 Registration statement in 2022 and it became effective in January 2023. This gives the Company the right to sell 10 million shares of common stock at $0.40 per share and allowed almost seven million shares of stock from debentures converted in 2022 to become free trading shares. As of August 13, 2026, none of the 10 million shares of common stock have been sold.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, the Company’s management, with the participation of the Company’s chief executive officer (the Company’s principal executive officer) and the Company’s chief financial officer (the Company’s principal financial officer and principal accounting officer) evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2026.

Based on this evaluation, these officers concluded that, as of June 30, 2026 these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company’s company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission. The conclusion that the Company’s disclosure controls and procedures were not effective was due to the Company lacking in pre-planning for expenses and documentation of all transactions.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company’s company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a more than remote possibility that a misstatement of the Company’s annual or interim unaudited consolidated financial statements could occur. In its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, the Company determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, such as:

(1)	inadequate segregation of duties and effective risk assessment; and
(2)	insufficient written policies and procedures for documenting all transactions with vendors.

The Company’s management is currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, the Company has have been able to remediate some of the weaknesses described above. However, we plan to take steps to enhance and improve the design of the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As noted in the Commitments and Contingencies section, a lawsuit was filed in April 2025 against CETI.  CETI believes it will prevail and therefore no accrual for lawsuit liability has been recorded.

Item 1A. Risk Factors.

As a “Smaller Reporting Company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
2/25/2025	New	168,860	Common	0.15	Mark Mitrev	Debt conv	Restricted
2/25/2025	New	84,804	Common	0.25	Markl Family Living Trust, Barry Markl	Debt conv	Restricted
2/25/2025	New	1,991,931	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
3/20/2025	New	113,317	Common	0.1	Craig Cox	Debt conv	Restricted
3/20/2025	New	63,295	Common	0.2	Dan’l Mitchell	Debt conv	Restricted
3/20/2025	New	136,450	Common	0.2	Dr. Sea Sport, Steve Mikulak	Debt conv	Restricted
3/20/2025	New	218,276	Common	0.25	Nick Frost	Debt conv	Restricted
3/20/2025	New	269,830	Common	0.2	Jim Wade	Debt conv	Restricted
3/20/2025	New	130,885	Common	0.2	Robert Romanchek	Debt conv	Restricted
4/1/2025	New	127,050	Common	0	Cynthia Gosnell	Debt conv	Restricted

4/1/2025	New	27,905	Common	0.2	Kimberly Dukes	Debt conv	Restricted
4/1/2025	New	109,488	Common	0.25	Greg Paloolian	Debt conv	Restricted

4/1/2025	New	173713	Common	0.15	Justin Tripp	Debt conv	Restricted

4/1/2025	New	449,109	Common	0.25	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	1,202,716	Common	0.1285	Jeffrey J. Jorgenson	Debt conv	Restricted
4/1/2025	New	34,693	Common	0.15	Carlos Eduardo Garcia Enriquez	Debt conv	Restricted
5/20/2025	New	50,537	Common	0.20	Jill Mossman	Debt conv	Restricted

5/20/2025	New	561044	Common	0.1	Fredric Colman	Debt conv	Restricted
5/20/2025	New	1,153,696	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
5/20/2025	New	138206	Common	0.2	Tahoe Sunrise LLC, Mark Schimpf	Debt conv	Restricted

5/20/2025	New	138,016	Common	0.20	Tahoe Shores LLC, Mark Schimpf	Debt conv	Restricted
5/20/2025	New	256,248	Common	0.20	NW Realty Advisors 401K Plan, Michael Dunn	Debt conv	Restricted
5/30/2025	New	135,546	Common	0.20	JPM Property Holdings, James MacPherson	Debt conv	Restricted
5/30/2025	New	241,736	Common	0.25	Justin Tripp	Debt conv	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
9/20/2025	New	129,125	Common	0.20	Casper-Stone Holdings	Services	Restricted
9/20/2025	New	800,000	Common	0.20	David Townley Paton	Cash	Restricted
9/20/2025	New	201,928	Common	0.25	Michael & Judith Mendoza Revocable Living Trust dated 8 March 2004, Michael Mendoza, trustee	Debt conv	Restricted
9/20/2025	New	201,620	Common	0.25	Jim Wade	Debt conv	Restricted
9/20/2025	New	130,177	Common	0.20	Grant Gardner	Debt conv	Restricted
9/20/2025	New	130,260	Common	0.20	Ryan Gardner	Debt conv	Restricted
9/26/2025	New	292,630	Common	0.20	Scott Jasper	Debt conv	Restricted
9/26/2025	New	563,120	Common	0.10	Scott Jasper	Debt conv	Restricted
9/26/2025	New	583,549	Common	0.0888	Scott Jasper	Debt conv	Restricted
9/26/2025	New	562,680	Common	0.10	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,809	Common	0.0888	Gerald Quave Jr.	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Kutilek	Debt conv	Restricted
9/26/2025	New	582,932	Common	0.0888	Joseph Seeman	Debt conv	Restricted
9/26/2025	New	582,192	Common	0.0888	Larry Grillo	Debt conv	Restricted
9/30/2025	New	2,736,585	Common	0.001	Kaybrook Client Group LLC, Harry Datys	Services	Restricted
9/30/2025	New	582,932	Common	0.0888	Joel Gale	Debt conv	Restricted
9/30/2025	New	100,000	Common	0.20	Eric Ingram	Cash	Restricted
9/30/2025	New	582,809	Common	0.0888	Barry Donner	Debt conv	Restricted
9/30/2025	New	50,813	Common	0.20	Casper-Stone Holdings	Services	Restricted
9/30/2025	New	1,060,000	Common	0.20	Jeff J. Jorgenson	Debt conv	Restricted
9/30/2025	New	581,822	Common	0.0888	Charles Merkel	Debt conv	Restricted
12/1/2025	New	103,748	Common		Dick Living Trust, dated 9/4/2003, and fifth amendment and restatement dated 10/20/2023, Cameron Dick, trustee	Debt conv	Restricted
12/1/2025	New	62,739	Common	0.20	Casper-Stone Holdings	Services	Restricted
12/1/2025	New	52,500	Common	0.20	Marshall Welch	Services	Restricted
12/1/2025	New	750,000	Common	0.00	Gary E Smith TTEE U/A DTD 05/14/93 Gary E Smith Living Trust	Debt conv	Restricted
12/1/2025	New	162,500	Common	0.20	Marshall Welch	Services	Restricted
12/31/2025	New	11,147,804	Common	0.1	DePrima-Donnelly Family Trust dated July 3rd, 2019, Anthony Deprima, trustee	Debt conv	Restricted
12/31/2025	New	30,000	Common	0.001	Louis DeLeon	Interest	Restricted
12/31/2025	New	60,000	Common	0.001	DePrima-Donnelly Family Trust dated July 3rd, 2019, Anthony Deprima, trustee	Interest	Restricted
12/31/2025	New	30,000	Common	0.001	James P. Wagner	Interest	Restricted
12/31/2025	New	60,000	Common	0.001	Neil Superfon	Interest	Restricted
1/14/2026	New	7,000,000	Common	0.005	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted
1/29/2026	New	7,000,000	Common	0.005	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted

Date of Transaction	Transaction type (e.g. new issuance, cancellation, shares returned to treasury)	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at Issuance	Individual/ Entity Shares were issued to (entities must have individual with voting / investment control disclosed)	Reason for share issuance (e.g. for cash or debt conversion) -OR- Nature of Services Provided	Restricted or Unrestricted as of this filing
2/6/2026	New	7,000,000	Common	0.005	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted
2/20/2026	New	8,047,900	Common	0.004	Long Side Ventures LLC, Benny Kaplan	Cash	Restricted
2/26/2026	New	40,000	Preferred	15.00	Air Power USA, Brianna Stoecklein	Services	Restricted
3/11/2026	New	1	Preferred Special 2025 Series “A”	0.001	Kim D. Southworth	Services	Restricted
3/19/2026	New	200,000	Common	0.129	Monroe Street Capital	Interest	Restricted
3/19/2026	New	200,000	Common	0.129	Lambda Ventures	Interest	Restricted
3/31/2026	New	(9,983,333)	Common	0.001	Kim D. Southworth	Conversion to Preferred	Restricted
3/31/2026	New	(5,372,483)	Common	0.001	Chris Ivey	Conversion to Preferred	Restricted
3/31/2026	New	(4,048,352)	Common	0.001	CBI Group, LLC, Dan Leboffe	Conversion to Preferred	Restricted
3/31/2026	New	998,333	Series “D” Convertible Preferred	0.001	Kim D. Southworth	Conversion from Common	Restricted
3/31/2026	New	537,248	Series “D” Convertible Preferred	0.001	Chris Ivey	Conversion from Common	Restricted
3/31/2026	New	404,835	Series “D” Convertible Preferred	0.001	CBI Group, LLC, Dan Leboffe	Conversion from Common	Restricted
4/8/2026	New	5,500,000	Common	0.085	Air Power USA	Deposit on dist/mfg agreement	Restricted
6/2/2026	New	200,000	Common	0.129	Monroe Street Capital	Interest	Restricted
6/2/2026	New	200,000	Common	0.129	Lambda Ventures	Interest	Restricted
6/23/2026	New	5,627,250	Common	0.06	Quick Capital, LLC	Debt settlement	Unrestricted

Securities authorized for issuance under equity compensation plans

The Company also filed a Registration Statement on Form S-8 registering 20,000,000 shares of common stock for issuance under the Cyber Enviro-Tech, Inc. 2026 Omnibus Incentive Compensation Plan. As of the date these financial statements were issued, no shares had been issued under the plan.

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

On May 22, 2026, the Company paid three consultants a total of 445,000 shares of Series A Preferred Stock.

Item 3. Defaults Upon Senior Securities.

There are three loans to related parties of $22,000, $62,600 and $153,989 that are due and payable and in default.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the Company’s quarter ended June 30, 2026, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

Signature	Title	Date

/s/ Kim D. Southworth Kim D. Southworth /s/ Dan Leboffe Dan Leboffe	Chief Executive Officer Chief Financial Officer	August 13, 2026 August 13, 2026

